Form 10QSB
period 1996-03-31
GUARANTY FINANCIAL CORP /VA/
filed 1996-05-15
CIK 919967

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                      FORM 10-QSB

                      Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

        For Quarter Ended                          Commission File No. 33-76064
        March 31, 1996

                            GUARANTY FINANCIAL CORPORATION

                   Virginia                             54-1786496
        (State or other Jurisdiction of              (I.R.S. Employer
        incorporation or organization)              Identification No.)

                    1700 Seminole Trail, Charlottesville, VA 22901
                        (Address of Principal Executive Office)

                                    (804) 974-1100

                 (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___ (not subject to filing requirements for the past 90 days).

                  As of May 8, 1996, 919,168 shares were outstanding.

                            GUARANTY FINANCIAL CORPORATION

                            QUARTERLY REPORT ON FORM 10-QSB

                                         INDEX

PART I.  FINANCIAL INFORMATION                                         PAGE NO.

Item 1         Financial Statements

        Consolidated Statements of Financial Condition

        as of March 31, 1996 and June 30, 1995.............................3

        Consolidated Statements of Operations for the

        Three and Nine Months Ended March 31, 1996 and 1995................4

        Consolidated Statements of Cash Flows for the

        Nine Months Ended March 31, 1996 and 1995..........................5

        Notes to Consolidated Financial Statements.........................7

Item 2   Management's Discussion and Analysis of Financial
        Condition and Results of   Operations..............................8

PART II.  OTHER INFORMATION

Item 1   Legal Proceedings................................................12

Item 2   Changes in Securities............................................12

Item 3   Defaults upon Senior Securities..................................12

Item 4   Submission of Matters to a Vote of Securitiy Holders.............12

Item 5   Other Information................................................12

Item 6   Exhibits and Reports on Form 8-K.................................13

        Signatures........................................................14

GUARANTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(In Thousands)

                                                  MARCH 31,           JUNE 30,
                                                    1996               1995
ASSETS                                                     (Unaudited)

Cash and cash equivalents                         $6,745             $5,752
Investment securities
   Held-to-maturity                                3,927              4,733
   Available for sale                              6,740             -
Investment in FHLB stock at cost                   1,360              1,360
Loans receivable, net                             79,870             75,221
Accrued interest receivable
   Loans                                             579                518
   Mortgage-backed securities                         96                 66
Real estate owned                                    324                122
Office properties and equipment, net               1,585                437
Other assets                                       1,741              1,252
          Total assets                          $102,967            $89,461

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
   NOW/MMDA accounts                             $10,426             $9,938
   Savings accounts                                4,291              4,699
   Certificates of deposit                        55,428             37,824
                                                 $70,145            $52,461
Bonds payable                                      3,360              3,981
Advances from Federal Home Loan Bank              19,800             25,050
Securities sold under agreement to repurchase      2,793                  0
Accrued interest payable                              72                 86
Payments by borrowers for taxes and insurance        251                306
Other liabilities                                    173              1,561
          Total liabilities                      $96,594            $83,445

STOCKHOLDERS' EQUITY
Preferred stock, par value $1 per
   share, 500,000 shares authorized,
   none issued                                      -                  -
Common stock, par value $1.25 per
   share, 2,000,000 shares authorized,
   919,168 issued and 457,784 shares
   issued and outstanding                         $1,149             $1,145
Additional paid-in capital                         1,978              1,971
Net unrealized gain (loss) on securities
    available for sale                              (150)                 0
Retained earnings                                  3,396              2,900
          Total stockholders' equity              $6,373             $6,016
Total liabilities and stockholders' equity      $102,967            $89,461

GUARANTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)




                                                     Three Months Ended           Nine Months Ended
                                                         March 31,                       March 31,
                                                   1996          1995              1996           1995
                                                                    (unaudited)
Interest income

   Loans                                            $1,623        $1,495           $4,816         $4,433
   Mortgage-backed securities                          148           158              385            375
   Investment securities                               129            97              384            277
   Trading account assets                                2             0               23              5
Total interest income                                1,902         1,750            5,608          5,090

Interest expense

   Deposits                                            806           601            2,220          1,816
   Borrowings                                          489           555            1,620          1,629
Total interest expense                               1,295         1,156            3,840          3,445

Net interest income                                    607           594            1,768          1,645

Provision (credit) for loan losses                      15            (1)              26            (10)

Net interest income after provision
      for loan losses                                  592           595            1,742          1,655

Other income
   Loan fees and servicing income                      133           144              397            403
   Gain (loss) on sale of loans and securities         142           (38)             298            (65)
   Service fees on checking                             21            19               64             54
   Other                                                23            23               76             69
Total other income                                     319           148              835            461

Other expenses
   Personnel                                           248           319              749            877
   Occupancy                                            75            76              229            232
   Data processing                                      76            58              212            169
   Deposit insurance premiums                           48            53              149            143
   Other                                               152           122              472            350
Total other expenses                                   599           628            1,811          1,771

Income before income taxes                             312           115              766            345

Provision for income taxes                             116            40              274            120

Net income                                            $196           $75             $492           $225


Earnings per common share                            $0.21         $0.14            $0.54          $0.42



      GUARANTY FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Nine Months Ended March 31, 1996 and 1995
                                 (In Thousands)

                                                                                                        1996                 1995
Operating activities

         Net Income                                                                                      492                  225
         Adjustments to reconcile net income to net cash provided
             (absorbed) by operating activities:
             Provision for loan losses                                                                    26                  (10)
             Depreciation and amortization                                                                69                   70
             Net amortization of premiums and accretion of discounts                                     125                   81
             Increase (decrease) in net deferred loan fees                                                 -                  (26)
             Loss (gain) on sale of loans                                                                (44)                 111
             Originations of loans held for sale                                                      (7,160)              (8,687)
             Proceeds from sale of loans                                                               7,206                8,576
             Originations of loans securitized                                                        (4,406)              (4,528)
             Loss (gain) on sale of mortgage-backed securities                                           (98)                  -
             Loss (gain) on sale of securities available for sale                                         (4)                  -
             (Gain) loss on disposal of office properties and equipment                                    6                   13
             (Gain) loss on sale of trading securities                                                    13                  (21)
             Purchase of trading securities                                                          (79,084)             (26,965)
             Sales of trading securities                                                              79,071               26,986
             (Gain) loss on sale of real estate owned                                                     (5)                  -
             (Increase) decrease in real estate owned                                                   (202)                (159)
             (Gain) loss on originated mortgage servicing rights                                        (161)                  -
             Changes in:
                 Accrued interest receivable                                                             (91)                 (57)
                 Other assets                                                                           (490)                (292)
                 Accrued interest payable                                                                (14)                 (22)
                 Prepayment by borrowers for taxes and insurance                                         (55)                 176
                 Other liabilities                                                                    (1,384)              (1,854)

Net Cash provided (absorbed) by operating activities                                                  (6,190)              (6,383)

Investing activities
         Net (increase) decrease in loans                                                             (4,663)               3,913
         Mortgage- backed securities principal repayments                                                806                  807
         Purchase of mortgage-backed securities                                                      (18,738)                  -
         Proceeds from sale of mortgage-backed securities                                             16,504                   -
         Purchase of securities available for sale                                                    (2,003)                  -
         Proceeds from sales of securities available for sale                                          2,008                   -
         Purchases of FHLB stock                                                                        (142)                 (67)
         Redemption of FHLB stock                                                                        142                  145
         Proceeds from sale of office equipment                                                            4                   -
         Purchase of office properties and equipment                                                    (148)                (119)
         Disbursement on construction of office building                                                (145)                  -
         Purchase of land                                                                               (938)                  -

Net cash provided (absorbed) by investing activities                                                  (7,313)               4,679



GUARANTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

Financing activities
         Net increase (decrease) in deposits                                                          17,679                 (321)
         Repayment of FHLB advances                                                                  (12,250)             (12,500)
         Proceeds from FHLB advances                                                                   7,000               15,100
         Increase (decrease) in securities sold under agreement to repurchase                          2,793                1,894
         Principal payments on bonds payable, including unapplied payments                              (742)                (764)
         Proceeds from exercised stock options                                                            15                   -

Net cash provided (absorbed) by financing activities                                                  14,495                3,409

Increase (decrease) in cash and cash equivalents                                                         992                1,705

Cash and cash equivalents, beginning of period                                                         5,753                1,280

Cash and cash equivalents, end of period                                                               6,745                2,985



                         GUARANTY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995

NOTE 1  PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Guaranty Financial Corporation ("the Company") and its wholly-owned subsidiaries, Guaranty Savings and Loan , F.A. ("the Association"), GMSC, Inc., which was organized as a financing subsidiary, and Guaranty Investments Corp. which was organized to sell insurance annuities. All material intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2  BASIS OF PRESENTATION

The accompanying interim financial statements are unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements. All adjustments are of a normal recurring nature.

NOTE 3  NEW ACCOUNTING PRONOUNCEMENTS

On July 1, 1995, the Company adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan". SFAS 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. This statement has been recently amended by SFAS 118 which allows more flexibility in the implementation of SFAS 114. The effect of adopting SFAS 114, as amended, is immaterial to the interim financial statements presented herein.

In March 1995, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of". SFAS 121 requires that long-lived assets and certain intangibles to be held and used by an entity be reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. In addition, SFAS 121 requires long-lived assets and certain intangibles to be disposed of to be reported at the lower of carrying amount or fair value less costs to sell. SFAS 121 is effective for fiscal years beginning after December 15, 1995. Management does not expect the application of this pronouncement to have a material effect on the financial statements of the Company.

In May 1995, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 122 (SFAS 122), "Accounting for Mortgage Servicing Rights an Amendment of FASB Statement No. 65". SFAS 122 requires entities to allocate the cost of acquiring or originating mortgage loans between the mortgage servicing rights and the loans, based on their relative fair values, if the company sells or securitizes the loans and retains the mortgage servicing rights. In addition, SFAS 122 requires entities to assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. SFAS 122 is effective for fiscal years beginning after December 15, 1995, with early adoption allowed. The Company adopted SFAS 122 effective July 1, 1995.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 123 allows companies to continue to account for their stock option plans in accordance with APB Opinion 25 but encourages the adoption of a new accounting method based on the estimated fair value of employee stock options. Companies electing not to follow the new fair value based method are required to provide expanded footnote disclosures, including pro forma net income and earnings per share, determined as if the company had applied the new method. SFAS No. 123 is required to be adopted prospectively beginning January 1, 1996. Management does not expect the application of this pronouncement to have a material effect on the financial statements of the Company.

ITEM 2               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL CONDITION

Significant deposit growth during the nine months ended March 31, 1996 enabled the Company to grow in total assets . Total assets of the Company increased by $13.5 million, or 15.1%, from $89.5 million at June 30, 1995 to $103.0 million at March 31, 1996. This deposit growth of all local funds, was invested in mortgage-backed securities and in local residential mortgage loans. The Company also purchased land for $1 million for a new operations center and fourth retail branch.

Cash and cash equivalents increased $1.0 million, or 17.24%, to $6.7 million at March 31, 1996.

Investment securities, at March 31, 1996, increased by $5.9 million, or 97.4%, to $12.0 million from June 30, 1995. The increase in the investment portfolio is a result of management investing excess cash in higher yielding securities. This strategy has been followed to increase net interest income. Included in the investment portfolio are $3.9 million of mortgage-backed securities, classified as held to maturity, which collateralize the bonds payable, $6.7 million of GNMA and FHLMC mortgage-backed securities classified as available for sale and $1.4 million of Federal Home Loan Bank stock, recorded at cost.

The loan portfolio consists primarily of residential first mortgages. Of the $80.0 million of loans outstanding at March 31, 1996, 82.2% represent residential first mortgages. Net loans were $79.9 million at March 31, 1996, a 6.2% increase in net loans of $75.2 million at June 30, 1995. This increase is due to management's emphasis on growing the Company and investing in higher yielding assets. This increase is all loans originated within the Company's primary lending market.

Real estate owned increased by $202 thousand, or 165.2% at March 31, 1996 from $122 thousand at June 30, 1995. These are assets acquired through foreclosure and at March 31, 1996 consisted of two properties. Both properties have been contracted to sell in early spring. The Company does not anticipate any significant losses, but has $20 thousand in reserves for these types assets.

Deposits increased by $17.7 million, or 33.7% between June 30, 1995 and March 31, 1996. The deposit growth was in certificate of deposits, which increased $17.6 million at March 31, 1996. This growth, which is all local funds, is a reflection of increased marketing, consolidation of other financial institutions in Charlottesville, and a favorable deposit environment.

Office properties and equipment increased $1.2 million, or 262.7% since June 30, 1995. This increase is due to the purchase of a parcel of land for a new operations center and fourth retail branch which is located on the east side of Charlottesville on Pantops mountain. Construction of this office has begun and $145 thousand has been disbursed on the building which is estimated to cost $1.2 million. Completion is expected in early fall of 1996.

Other borrowed money increased $2.8 million at March 31, 1996. These funds were used to purchase mortgage-backed securities.

Federal Home Loan Bank advances decreased $5.3 million, or 21.0%, from June 30, 1995 to March 31, 1996. The increase in deposits allowed the Company to repay high yielding advances with lower yielding certificates of deposits.

RESULTS OF OPERATIONS

NET INCOME

The Company reported net income of $196 thousand and $75 thousand for the three months ended March 31, 1996 and 1995, respectively, and $492 thousand and $225 thousand for the nine months ended March 31, 1996 and 1995 respectively. The $121 thousand, or 161.3% increase in net income for the three months ended March 31, 1996 compared to the three months ended March 31, 1995 was due to a $13 thousand increase in net interest income, a $171 thousand increase in other income from the gain on sale of loans and securities and a decrease in operating expenses of $29,000 which was offset by a $16 thousand increase in loss reserves and a $76 thousand increase in income tax expense.

The $267 thousand, or 118.7%, increase in net income during the nine months ended March 31, 1996 as compared to the nine months ended March 31, 1995, was primarily due to a $123 thousand increase in net interest income and a $374 thousand increase in other income from the gain on sale of loans and securities which was offset by a $36 thousand increase in loss reserves, a $40 thousand increase in operating expenses, and a $154 thousand increase in income tax expense.

NET INTEREST INCOME

Net interest income increased by $13 thousand or 2.0%, in the three months ended March 31, 1996 to $607 thousand compared to $594 thousand in the same period in 1994. Net interest income increased by $123 thousand, or 7.5%, for the nine month period ended March 31, 1996 when compared to the nine month period ended March 31, 1995 from $1.65 million to $1.77 million. The overall balance sheet growth combined with the fact that average interest earning assets increased by $5.4 million and $3.5 million more than average interest bearing liabilities for the three month and nine month period ended March 31, 1996 resulted in the increases in the net interest margin. The Company's interest rate spread and net interest margin were 2.19% and 2.51%, and 2.36% and 2.58%, respectively, during the three and nine month periods ended March 31, 1996. This compares to an interest rate spread and net interest margin of 2.42% and 2.67%, and 2.36% and 2.49%, respectively, for the three and nine month periods ended March 31, 1995.

PROVISION FOR LOAN LOSSES

Management analyzes the potential risk of loss on the Company's loan portfolio, given the loan balances and the value of the underlying collateral. The allowance for loan losses is reviewed quarterly and based on the loan classification system, which classifies problem loans as substandard, doubtful, or loss, additional provisions are added when necessary. Based on this evaluation, the Company recorded a provision of $15 thousand for the three months ended March 31, 1996. For the same three month period ended 1995, the Company had a credit to the loss provision of $1 thousand due to recoveries on loans previously expensed as a loss. For the nine month period ended March 31, 1996, the Company recorded a provision of $26 thousand. For the same nine month period of 1995, the Company had a credit to the loss provision of $10 thousand due to recoveries on loans previously expensed as a loss.

NON-INTEREST INCOME

Non-interest income increased $171 thousand for the three month period ended March 31, 1996 to $319 thousand from $148 thousand for the comparable period in 1995. Non-interest income for the nine month period ended March 31, 1996, increased by $374 thousand over the nine months ended March 31, 1995. The increase in the three month period ended March 31, 1996 was due to the early adoption of SFAS 122. Income of $161 thousand was recognized on $12.2 million of loans sold since July 1995. The increase in the nine month period ended March 31, 1996 was due to gains on the sale of investment securities and loans in 1996 as compared to a loss in 1995.

NON-INTEREST EXPENSE

Non-interest expense decreased $29 thousand, or 4.6%, for the three months ended March 31, 1996 compared to the three month period ended March 31, 1995 from $628 thousand to $599 thousand. Non-interest expense increased $40 thousand, or 2.3%, for the nine months ended March 31, 1996 compared to the nine month period ended March 31, 1995 from $1.771 million to $1.811 million. The decrease in the three month period ended March 31, 1996 is due to the full impact of reduced personnel expenses from the closed loan origination offices in Richmond and Waynesboro, Virginia. The increase in the nine month period ended March 31, 1996 compared to the same period last year can be attributed to increased data processing fees, deposit insurance premiums, marketing, legal and accounting fees. The increase in data processing, deposit insurance premiums and marketing are directly related to the increase in deposits. Legal and accounting fees increased due to the professional services required to operate a public company. As the Company continues to grow, increased non-interest expense will be a by product of that growth.

INCOME TAX EXPENSE

The Company recognized income tax expense of $116 thousand for the three months ended March 31, 1996 compared to $40 thousand for the comparable period in 1995. The Company recognized income tax expense of $274 thousand for the nine months ended March 31, 1996 compared to $120 thousand for the same period in 1995. This increase reflects the increase in the Company's net income.



LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability to meet present and future financial obligations either through the sale of existing assets or the acquisition of additional funds through asset and liability management. By regulatory definition, liquid assets include cash, interest bearing deposits with banks, federal funds sold, and government agency and high rated corporate securities with maturities of five years or less. The Company is required to maintain liquid assets on an average monthly basis equal to at least 5% of its liquidity base. Liquidity base is further defined as total deposits plus all short term borrowings. At March 31, 1996, the Company's liquidity ratio was 10.09%.

The Company's primary sources of funds are deposits, borrowings, and amortization, prepayments and maturities of outstanding loans and mortgage-backed securities. While scheduled payments from the amortization of loans and mortgaged-backed securities are relatively predictable sources of funds, deposits flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Excess funds are invested in overnight deposits to fund cash requirements experienced in the normal course of business. The Company has been able to generate sufficient cash through its deposits as well as borrowings.

The Company uses its sources of funds primarily to meet its on going commitments, to pay deposit withdrawals, and fund loan commitments. At March 31, 1996, the total approved loan commitments outstanding amounted to $3.3 million. At the same date, commitments under unused lines of credit amounted to $6.2 million. Certificates of deposits scheduled to mature in one year or less at March 31, 1996 totaled $46.7 million. Management believes that a significant portion of maturing deposits will remain with the Company.

Due to a disparity in the capitalization of federal deposit insurance funds, the FDIC has lowered the insurance premium for members of the Bank Insurance Fund ("BIF") to a range of between 0.04% and 0.31% of assessable deposits while maintaining the current range of between 0.23% and 0.31% of assessable deposits for members of the Savings Association Insurance Fund ("SAIF"). Other proposals under consideration for addressing this disparity include a possible one-time assessment on assessable deposits of approximately 0.75% to 0.90% on SAIF members sufficient to recapitalize SAIF to a level that would approach that of BIF. While there can be no assurance that these or any other proposals will be effected, a reduction in insurance premiums for BIF members has temporarily placed SAIF members, such as the Company, at a material competitive disadvantage to BIF members. A one-time assessment could have a material impact on the Company's results of operations for the current year but an immaterial effect on the overall capital of the Company.

At March 31, 1996, the Company's capital position exceeded all regulatory minimums to be classified as a "well capitalized" institution. However, primarily because of the need for additional capital, the Company entered into a supervisory agreement with the OTS in May 1995 which required, among other things, that a business plan be filed detailing management's intent to increase the overall capital position. Following the agreement, $2.03 million of common stock was issued on June 28, 1995. Since then, the OTS has indicated in an examination performed in late 1995 that the Company is in substantial compliance with the supervisory agreement. The Company has requested to be released from the agreement.

The following table shows the Company's capital ratio as of March 31, 1996, and the minimum ratios currently required by the OTS.


                                                     March   Regulatory
                                                     1996     Minimum
                                                    --------------------
             Tier 1 Risk-based capital               12.62%    4.00%
             Total Risk-based capital                13.76%    8.00%
             Leverage ratio                           6.34%    3.00%
             Stockholders' equity to total assets     6.34%     N/A


Shareholders of record as of January 15, 1996 received additional shares on January 31, 1996 from the two (2) for one (1) stock split.

PART II  OTHER INFORMATION

ITEM 1                LEGAL PROCEEDINGS
                      Not Applicable

ITEM 2                CHANGES IN SECURITIES
                      Not Applicable

ITEM 3                DEFAULTS UPON SENIOR SECURITIES
                      Not Applicable

ITEM 4                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                      Not Applicable

ITEM 5                OTHER INFORMATION
                      Not Applicable

ITEM 6                EXHIBITS AND REPORTS ON 8-K

               (a)    Exhibits - None

               (b)    Reports on Form 8-K

Registrant filed one report on Form 8-K during the quarter ended March 31, 1996, on January 16, 1996, which reported the formation of a one-bank holding company structure, the registration of the Registrant as a successor registrant pursuant to Rule 12g-3 under the Exchange Act, and a two-for-one stock split.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GUARANTY FINANCIAL CORPORATION

Date:   May 8, 1996                          By:/s/ THOMAS P. BAKER
                                             -------------------
                                                Thomas P. Baker
                                                President and Chief Executive
                                                Officer

Date:   May 8, 1996                          By:/s/ KATHLEEN M. FOCHT
                                             ---------------------
                                                Kathleen M. Focht
                                                Vice President, Secretary,
                                                Treasurer, and Chief Financial
                                                Officer