Form 10KSB
period 1996-06-30
GUARANTY FINANCIAL CORP /VA/
filed 1996-10-15
CIK 919967

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1996

                         Commission file number 0-18265

                         GUARANTY FINANCIAL CORPORATION
                 (Name of Small Business Issuer in its Charter)

                 Virginia                             54-1786496
       (State or Other Jurisdiction                (I.R.S. Employer
            of Incorporation)                     Identification No.)

           1700 Seminole Trail,                          22901
        Charlottesville, Virginia                     (Zip Code)
 (Address of Principal Executive Offices)

                                 (804) 974-1100
                (Issuer's Telephone Number, Including Area Code)

              Securities registered under Section 12(g) of the Act:

                          Common Stock, $1.25 par value
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
                                                        Yes __X__    No _____

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_X_]

         The issuer's gross income for its most recent fiscal year was $8,723,750.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the average of the closing bid and asked prices of such stock as of June 30, 1996 was aproximately $4,382,985. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         The number of shares outstanding of Common Stock as of June 30, 1996 was 919,168.

                       DOCUMENTS INCORPORATED BY REFERENCE

             PART III of Form 10-KSB - Proxy Statement for the 1996
                        Annual Meeting of Stockholders.

                                     PART I

Item 1.  Description of Business

General

         Guaranty Financial Corporation ("Guaranty" or the "Corporation") is a Virginia corporation which was organized in 1995 by Guaranty Savings and Loan, F.A. (the "Bank") for the purpose of becoming a unitary savings and loan holding company. The Bank is a federally chartered savings association which began business in February 1981 and is headquartered in Charlottesville, Virginia. The Bank is a member of the Federal Home Loan Bank System ("FHLBS") and its deposits are insured by the Savings Associations Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Office of Thrift Supervision ("OTS"), created by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), serves as the primary regulator for thrifts such as the Bank.

         Effective December 29, 1995, the Corporation acquired all of the issued and outstanding standing shares of Common Stock of the Bank. The principal asset of the Corporation is the outstanding stock of the Bank, its wholly owned subsidiary. The Corporation presently has no separate operations and its business consists only of the business of the Bank. All references to Guaranty, unless otherwise indicated, at or before December 29, 1995, refer to the Bank and its subsidiaries on a consolidated basis. The Corporations' Common Stock is quoted on the National Association of Securities Dealers Automated Quotations ("NASDAQ") System under the symbol "GSLC".

         Guaranty's principal business activities are attracting checking and savings deposits from the general public through its retail banking offices and originating, servicing, investing in and selling loans secured by first mortgage liens on single-family dwellings, including condominium units. Of Guaranty's $85 million of mortgages outstanding at June 30, 1996, 80% represented residential first mortgages. Guaranty also lends funds to retail banking customers by means of home equity, installment loans, and, to a lesser extent, originates loans secured by commercial property and multi-family dwellings. Guaranty invests in certain United States government and agency obligations and other investments permitted by applicable laws and regulations.

         Guaranty's   main   office  is   located   at  1700   Seminole   Trail,
Charlottesville, Virginia 22906 and the telephone number is (804) 974-1100.

Market Area

         Guaranty is the only independent community bank or savings and loan association headquartered in, or even with an office in, Charlottesville or Albemarle County, Virginia. This area had a collective population of approximately 108,000 in 1990 according to census figures, is located in central Virginia 110 miles southwest of Washington, D.C. and 70 miles west of Richmond, Virginia, and includes the University of Virginia, the area's largest employer. Guaranty operates three full service retail branches, which serve Charlottesville and Albemarle County. In October 1995, construction began on a combined headquarters and fourth retail branch located on the east side of Charlottesville in the Pantops area of Albemarle County. The new facility is expected to be opened in November 1996. Guaranty also purchased land in the city of Harrisonburg to construct a fifth retail branch. An application was filed and approved by regulatory authorities. It is anticipated that the branch will begin construction in early 1997.

Competition

         Guaranty faces strong competition both in originating real estate loans and in attracting deposits. Competition in originating real estate loans comes primarily from commercial banks, mortgage bankers and to a lesser extent other thrift institutions who also make loans secured by real estate located in the Bank's market area. The Bank competes for real estate loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

         Guaranty faces substantial competition in attracting deposits from commercial banks, money market and mutual funds, credit unions and other investments vehicles. There are no other thrift institutions in Charlottesville. The ability of Guaranty to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk and other factors. Guaranty competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and being the only locally based thrift in Charlottesville.

         As a result of negative publicity regarding the thrift industry, there have been significant deposit outflows from savings institutions nationwide. Such publicity had made it more difficult for Guaranty to attract and retain deposits. However, in the year ended June 30, 1996, Guaranty was able to increase its deposits significantly. Deposits grew 42% over the previous year. This deposit growth is a reflection of aggressive pricing, increased marketing and competitive products and services.

         Within Charlottesville and Albemarle County there are four statewide and two regional commercial banks and financial institutions with a larger deposit base than Guaranty that compete with Guaranty. Accordingly, Guaranty operates in a highly competitive environment, competing for deposits and loans with commercial banks, and other financial institutions, including non-savings and loan competitors, many of which possess substantially greater financial resources than those available to Guaranty. Certain of these institutions have significantly higher lending limits than Guaranty. In addition, there can be no assurance that other financial institutions, with substantially greater resources than Guaranty, will not establish operations in Guaranty's service area.

Lending Activities

General

         Guaranty's loan portfolio consists primarily of mortgage loans, the majority of which are residential first mortgage loans.

         Residential loan originations come primarily from walk-in customers, real estate brokers and builders. Commercial real estate loan originations are obtained through broker referrals, direct solicitation of developers and continued business from customers. All completed loan applications are reviewed by Guaranty's salaried loan officers. As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant. If commercial real estate is involved, information is also obtained concerning cash flow after debt service. Loan quality is analyzed based on the Bank's experience and guidelines with respect to credit underwriting as well as the guidelines issued by the Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and other purchasers of loans, depending on the type of loan involved. The non-conforming one- to four-family adjustable-rate mortgage loans originated by Guaranty, however, are not readily saleable in the secondary market due to the fact that they do not typically meet all of the secondary marketing guidelines. These loans are evaluated by the loan committee for "overall" merit and will not exceed an 80% LTV. Real estate is appraised by independent fee appraisers who have been pre-approved by the Board of Directors. Loans are submitted to the underwriting department within loan administration for review. All conforming loans including HUD/FHA, VA and applicable VHDA loans are underwritten and acted upon within loan administration requiring two signatures of approval. All non-conforming loans and loans which have been denied or even denied/canceled within the branches are to be reconsidered and evaluated by a panel comprised of the underwriting staff and Guaranty's President and Vice President of Mortgage Lending. Loans of $350,000.00 or more must also be approved by the Board of Directors.

         Guaranty is the primary provider of residential mortgage loans in the markets it serves. For conventional loans in excess of 80% loan to value, private mortgage insurance is secured insuring the mortgage loans to 75% loan to value. In addition to fixed mortgage loans, Guaranty makes adjustable rate mortgages with the primary loan indexed to the one year treasury. Generally, if the loans are not made to credit standards of FHLMC, additional fees and rate are charged and the loans are maintained in Guaranty's portfolio.

         In the normal course of business, Guaranty makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its annual financial statements, including commitments to extend credit. At June 30, 1996, commitments to extend credit totaled $9.6 million. (See footnote 15 of the financial statements.)

One- to Four-Family Residential Real Estate Lending

         Guaranty's primary lending program is the origination of loans secured by one- to four-family residences, all of which have been located in its market area. Guaranty evaluates both the borrower's ability to make principal and interest payments and the value of the property that will secure the loan.
Federal law permits Guaranty to make loans in amounts of up to 100% of the appraised value of the underlying real estate. Loans are made with a loan to value up to 95% for conventional mortgage loans and up to 100% for loans guaranteed by either the Federal Housing Authority ("FHA") or the Veterans Administration ("VA"). For conventional loans in excess of 80% loan to value, private mortgage insurance is secured insuring the mortgage loans to 75% loan to value. In addition to fixed rate mortgage loans, Guaranty makes adjustable rate mortgages with the primary loan indexed to the one year treasury. Generally if the loans are not made to credit standards of FHLMC, additional fees and rate are charged and the loans are maintained in Guaranty's portfolio. If the loan to value exceeds 80%, private mortgage insurance is generally secured.

         Most savings institutions, including Guaranty, historically made one- to four-family residential mortgage loans on a 30-year fixed rate basis. Due to prepayments and refinancings, the average actual maturity of 30-year loans in the past has been substantially shorter.

         In order to reduce its exposure to changes in interest rates, Guaranty has de-emphasized the origination of 30-year fixed-rate one- to four-family residential mortgage loans for retention in its own portfolio. For the year ended June 30, 1996, 30.5% of all one- to four-family residential loans originated by Guaranty had adjustable interest rates. Although, due to competitive market pressures, the Bank does originate fixed-rate mortgage loans, it currently underwrites and documents all such loans to permit their sale in the secondary mortgage market. At June 30, 1996, $28.9 million, or 43.7%, of Guaranty's one- to four-family residential mortgage loan portfolio consisted of fixed-rate mortgage loans.

         Guaranty's current one- to four-family residential adjustable-rate mortgage ("ARMs") have interest rates that adjust every year, generally in accordance with the rates on one-year U.S. Treasury Bills. Guaranty's ARMs generally limit interest rate increases to 2% each rate adjustment period and have an established ceiling rate at the time the loans are made of up to 6% over the original interest rate. Borrowers are qualified at the first year interest rate plus 2%. To compete with other lenders in its market area, Guaranty makes one-year ARMs at interest rates which, for the first year, are below the index rate which would otherwise apply to these loans. At June 30, 1996, $37.2 million, or 56.3%, of Guaranty's one- to four-family residential mortgage loan portfolio consisted of ARMs. There are unquantifiable risks resulting from potential increased costs to the borrower as a result of repricing. It is possible, therefore, that during periods of rising interest rates, the risk of defaults on ARMs may increase due to the upward adjustment of interest costs to borrowers.

         All one- to four-family real estate mortgage loans being originated by Guaranty contain a "due-on-sale" clause providing that Guaranty may declare the unpaid principal balance due and payable upon the sale of the mortgage property. It is Guaranty's policy to enforce these due-on-sale clauses concerning fixed-rate loans and to permit assumptions of ARMs, for a fee, by qualified borrowers.

         Guaranty requires, in connection with the origination of residential real estate loans, title opinions and fire and casualty insurance coverage, as well as flood insurance where appropriate, to protect Guaranty's interest. The cost of this insurance coverage is paid by the borrower. Guaranty does require escrows for taxes and insurance.

Construction Lending

         As part of its community involvement, Guaranty makes local construction loans, primarily residential and lot loans. The construction loans are secured by the property for which the loan was obtained. At June 30, 1996, construction and land loans outstanding were $8.8 million, or 10%, of total loans outstanding. The average life of a construction loan is approximately nine months and they reprice daily to meet the market, normally prime plus two percent. Because the interest charged on these loans float with the market they help Guaranty in managing its interest rate sensitivity.

Commercial Real Estate Lending

         Guaranty has originated, to a small degree, commercial real estate loans. These loans are secured by various types of commercial real estate, including multi-family residential buildings, commercial buildings and offices, small shopping centers and churches. At June 30, 1996, commercial real estate aggregated $7.7 million or 8.7% of Guaranty's total loans receivable. Guaranty's commercial real estate loans are generally made at interest rates that adjust based on yields for one-year U.S. Treasury securities, with a 2% annual cap on rate adjustments and a 6% cap on interest rates over the life of the loan. Typically, Guaranty charges fees ranging from 1% to 2% on these loans. At June 30, 1996, Guaranty's commercial real estate loans were all adjustable. Commercial real estate loans made by Guaranty generally amortize over 20 to 30 years and may have a call provision of 3 or 5 years. Guaranty's commercial real estate loans are secured by properties in the Bank's market area.

         In its underwriting of commercial real estate, Guaranty may lend, under federal regulation, up to 100% of the security property's appraised value, although Guaranty's loan to original appraised value ratio on such properties is 80% or less. Guaranty's commercial real estate loan underwriting criteria require an examination of debt service coverage ratios, the borrower's creditworthiness and prior credit history and reputation, and Guaranty generally requires personal guarantees or endorsements of borrowers. Guaranty also carefully considers the location of the security property.

Consumer Lending

         Federal thrift institutions are permitted to make both secured and unsecured consumer loans reasonably incident to personal or household purposes. In general, loans made under these investment powers may not exceed 30% of a federally-chartered thrift institution's total assets.

         Guaranty offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, share loans, automobile loans, deposit account loans, installment and demand loans, letters of credit, and home equity loans. At June 30, 1996, Guaranty had consumer loans of $5.4 million or 6% of total loans. During fiscal year 1996, Guaranty increased its level of consumer loans. Such loans were generally made to customers with which Guaranty had an pre-existing relationships and were generally in amounts of under $75,000. Guaranty originates all of its consumer loans in its market area and intends to continue its consumer lending in this geographic area.

         Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loan such as Guaranty, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral. Guaranty adds general provisions to its loan loss allowance at the time the loans are originated. Consumer loan delinquencies often increase over time as the loans age.

         The underwriting standards employed by Guaranty for consumer loans include a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income for primary employment, and additionally from any verifiable secondary income. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes an analysis of the value of the security in relation to the proposed loan amount.

         During fiscal year 1996, Guaranty began offering all types of consumer loans due to its improved capital position. Generally these loans provide higher yields than one-to-four-family mortgages.

Regulation

General

         As a federally chartered savings association, the Bank is subject to regulation, supervision and periodic examination by the OTS and the FDIC. The regulations of these agencies govern most aspects of Guaranty's business and operations. The Bank's deposits are insured by the SAIF administered by the FDIC to the maximum amount by law, which is currently $100,000 per depositor in most cases.

         The primary regulator for federal and state savings institutions is now the Office of Thrift Supervision ("OTS"), an office in the United States Department of the Treasury. The Director of the OTS is responsible for the examination and supervision of all savings institutions.

         The OTS has authority to issue regulations, conduct examinations and supervise the operations of savings institutions. The OTS regulatory scheme is comprehensive and governs, among other things, capital requirements, equity investments, affordable housing, liquidity, securities issuances, the form of savings instruments issued by savings institutions, certain aspects of a savings association's lending activities, including appraisal requirements, maximum loan amounts, private mortgage insurance coverage, lending authority and nondiscriminatory lending practices. OTS regulations also restrict transactions between savings institutions and affiliated parties which are deemed to be a conflict of interest under the regulations. In addition, the OTS's consent is required prior to any major corporate reorganization, including a merger or purchase or disposition of assets.

         Deposit accounts of savings associations are insured by the SAIF, which is administered by the FDIC. The FDIC administers insurance on deposits at all federally insured institutions. It operates two subfunds: the Bank Insurance Fund ("BIF") for institutions which paid FDIC insurance in the past; and the SAIF for those institutions formerly insured by the Federal Savings and Loan Insurance Corporation ("FSLIC"). The FDIC must segregate assessments, premiums and administrative expenses between its two subfunds. As administrator of the SAIF, the FDIC may prohibit any activity found to pose a serious risk of loss to the insurance funds.

The Federal Home Loan Bank System

         All savings associations that make long-term home mortgage loans are required to be members of the regional Federal Home Loan Banks ("FHLBs"), which in turn are overseen by the Federal Housing Finance Board. The Bank, as a member of the Federal Home Loan Bank System, holds shares of capital stock in the FHLB of Atlanta.

         The Bank is authorized to apply for advances from the FHLB of Atlanta, provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The FHLB prescribes the acceptable uses for advances as well as limitations on the size of advances. Long-term advances may only be made by FHLBs for the purpose of providing funds for residential housing finance. Additionally, at the time of origination or renewal of a loan or advance, FHLBs must obtain a security interest in collateral in the form of the following low-risk assets: whole loans, United States Government or mortgage-backed securities, FHLB deposits, and certain real estate. At June 30, 1996, the Bank had $17.5 million in advances from the FHLB of Atlanta.

Federal Reserve System

         The Board of Governors of the Federal Reserve System ("FRB") requires savings associations to maintain reserves against their transaction accounts (primarily NOW accounts) and non-personal time deposits. FRB regulations generally exempt from reserve requirements the first $3.8 million in net transaction accounts. Reserves of 3% (subject to adjustment by the FRB) must be maintained against net transaction accounts from $3.8 to $46.8 million, and a reserve of $1,404,000 plus 10% against that portion of total transaction accounts in excess of $46.8 million must be maintained. The FRB regulations do not presently require reserves to be maintained on time deposits and savings accounts.

         The balances on deposits to meet the reserve requirements imposed by the FRB may also be used to satisfy the liquidity requirements that are imposed by the OTS. See "-Liquidity Requirements."

Capital Requirements

         OTS regulations set the minimum risk-based capital requirements at 8% of risk-weighted assets, the minimum leverage capital requirements at 3% of adjusted total assets and the minimum tangible capital requirements at 1.5% of adjusted total assets.

         Under OTS regulations,  total capital consists of two types of capital:
"core capital elements" and "supplementary capital elements." Core capital consists of common and qualifying preferred shareholders' equity, minority interests in the equity accounts of fully consolidated subsidiaries, nonwithdrawable accounts and certain pledged deposits and certain qualifying supervisory goodwill. Supplementary capital, with certain limitations, may consist of the allowance for loans and lease losses (which cannot exceed 1.25% of a savings bank's risk-weighted assets), perpetual preferred stock, term subordinated debt and intermediate term preferred stock, certain hybrid capital instruments, and mandatory convertible debt securities. The maximum amount of supplemental capital that may be included in an institution's qualifying capital is limited to 100% of core capital.

         Tangible capital includes core capital less qualifying supervisory goodwill and other intangible assets, plus purchased mortgage servicing rights. Risk-weighted assets equal total assets plus consolidated off-balance sheet items where each asset or item is multiplied by a risk-weight assigned by the OTS. Off-balance sheet items are converted to on-balance sheet equivalents and then assigned a risk-weight.

         In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating the risk-based capital requirement. As a result, such an institution will be required to maintain additional capital in order to comply with the risk-based capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2.0% of the estimated market value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest rate risk component will be calculated on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2.0%, multiplied by the market value of its assets. The rule also authorizes the Director of the OTS, or his designee, to waive or defer an institution's interest rate risk component on a case-by-case basis. The final rule was originally effective as of January 1, 1994, subject to a two quarter "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. However, in October 1994 and March 1995, the Director of the OTS indicated that it would waive the capital deductions for institutions with a greater that "normal" risk until the OTS publishes an appeals process, which the OTS expects will occur shortly. The OTS indicated in the final rule that it intended to lower the leverage ratio requirement to be "adequately capitalized" (as defined in its prompt corrective action regulation) to 3.0% from the current level of 4.0% on July 1, 1994. Management of Guaranty does not believe that the OTS' adoption of an interest rate risk component to the risk-based capital requirement will have an adverse affect on Guaranty if it becomes effective in its current form.

         Higher individual capital requirements may be imposed by the OTS on savings institutions on a case-by-case basis if the OTS determines it to be necessary or appropriate, pursuant to the regulations and guidelines issued by the OTS for this purpose.

         For a discussion of the Bank's risk-based and capital ratios, see "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Capital Requirements."

Failure to Meet Capital Requirements

         Federal law establishes five capital categories for insured depository institutions: (a) Well Capitalized; (b) Adequately Capitalized; (c) Undercapitalized; (d) Significantly Undercapitalized; and (e) Critically Undercapitalized. Regulations which became effective December 19, 1992, define the relevant capital measures for the four highest capital categories to be the ratio of total Tier 1 capital to risk-weighted assets (the total risk-based ratio), the ratio of Tier 1 to risk-weighted assets (the Tier 1 risk-based ratio) and the ratio of Tier 1 capital to total average assets (the leverage ratio).

         Well-Capitalized means a financial institution with a total risk-based ratio of 10% or more, a Tier 1 risk-based ratio of 6% or more and a leverage ratio of 5% or more, so long as the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Adequately Capitalized means a total risk-base ratio of 8% or more, a Tier 1 risk-based ratio of 4% or more and a leverage ratio of 4% or more (3% or more if the institution has received the highest corporate rating in its most recent report of examination) and does not meet the definition of a Well-Capitalized institution. Undercapitalized means a financial institution with a total risk-based ratio of less than 8%, a Tier 1 risk-based ratio of less than 4% or a leverage ratio of less than 4%. Significantly Undercapitalized means a financial institution with a total risk-based ratio of less than 6%, a Tier 1 risk-based ratio of less than 3% or a leverage ratio of less than 3%. Critically Undercapitalized means a financial institution with a ratio of tangible equity to total assets that is equal to or less than 2%. At June 30, 1996, Guaranty was Well Capitalized.

         Undercapitalized institutions are subject to the following mandatory supervisory actions: (1) increase monitoring and periodic review of the institution's efforts to restore its capital; (2)requirements that the institution submit a capital restoration plan, which must include (a) the steps the institution will take to become adequately capitalized, (b) the levels of capital to be attained during each year in which the plan will be in effect, (c) how the institution will comply with restrictions or requirements imposed on its activities, and (d) the types and levels of activities in which the institution will engage; (3) restrictions on growth of the institution's total assets; and
(4) limitations on the institution's ability to make any acquisition, open any new branch offices or engage in any new line of business.

         Significantly Undercapitalized institutions and Undercapitalized institutions that fail to submit and implement adequate capital restoration plans and subject to the four mandatory provisions applicable to Undercapitalized institutions and, in addition, will be required to do or comply with one or more of the following: (1) sell enough additional capital, including voting shares, to bring the institution to an Adequately Capitalized level; (2) restrict transactions with affiliates; (3) restrict interest rates paid on deposits to the prevailing rates in the region where the institution is located;
(4) restrict asset growth or reduce total assets; (5) terminate, reduce or alter any activity (including any activity conducted by a subsidiary of the institution) determined by banking regulatory agency to pose an excessive risk to the institution; (6) hold a new election for the institution's board of directors; (7) dismiss directors or senior officers and/or employ new officers, subject to agency approval; (8) cease accepting deposits from correspondent depository institutions; (9) divest or liquidate any subsidiary that is in danger of becoming insolvent and poses a significant risk to the institutions or that is likely to cause significant dissipation of the institution's assets or earnings; or (10) any Bank that controls the institution may be required to divest itself of any affiliate of the institution (other than another depository institution) if the federal banking agency for the holding Bank determines that the affiliate is in danger of becoming insolvent and poses a significant risk to the institution or is likely to cause significant dissipation of the institution's assets or earnings.

         In addition, Significantly Undercapitalized institutions are prohibited from paying any bonus or raise to a senior executive officer without prior agency approval. No such approval will be granted to an institution which is required to but has failed to submit an acceptable restoration plan.

         A Critically Undercapitalized institution faces even more severe restrictions. In addition to those steps that can be taken with respect to Significantly Undercapitalized institutions, a Critically Undercapitalized institution must be placed in conservatorship or receivership within 90 days of becoming Critically Undercapitalized, unless the appropriate federal banking agency determines, with FDIC concurrence, that other action would be more appropriate. In addition, Critically Undercapitalized institutions are prohibited from taking a number of actions, including making payments on subordinated debt, financing highly leveraged transactions, adopting charter or by-laws amendments, materially changing accounting methods, or paying excessive compensation or bonuses, without obtaining prior written regulatory approval.

         The OTS must prohibit any asset growth by savings institutions not in compliance with capital standards, except for specific growth expressly approved according to certain guidelines. In addition, through enforcement proceedings or otherwise, the OTS may require any savings institution not in compliance with the minimum capital requirements to take one or more of the following corrective actions, which include: (1) increasing the amount of regulatory capital to a specified level; (2) reducing interest payable on savings account; (3) ceasing or limiting acceptance of new accounts; (4) ceasing or limiting lending or the making of a particular type of category of loan; (5) ceasing or limiting the purchase of loans or the making of specified other investments; (6) limiting operational expenditures; (7) increasing liquid assets; or (8) taking such other actions as the OTS may deem appropriate for the safety and soundness of the institution, its depositors and investors.

         Failure to meet OTS capital requirements can serve as a basis for placing an institution in conservatorship or in receivership. Failure to satisfy an individual capital ratio constitutes a legal basis for a capital directive against an institution, which may contain those restrictions the OTS deems appropriate. A savings institution may apply for an exemption from the provisions of a capital directive, which must be accompanied by a capital plan acceptable to the OTS. The OTS District Director will treat as an unsafe and unsound practice any material failure by a savings association to comply with any plan, regulation or written agreement undertaken to comply with these requirements.

Restrictions on Capital Distributions

         Savings institutions have limitations imposed on all "capital distributions," including cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders or another institution in a cash-out merger and other distributions charged against capital. OTS regulations generally create a safe harbor for specified levels of capital distribution by most savings institutions meeting at least their minimum capital requirements, so long as such institutions notify the OTS and receive no objection to the distribution from the OTS. Savings institutions which make distribution that do not qualify for the safe harbor are required to obtain prior OTS approval before making any capital distribution.

Liquidity Requirements

         The OTS requires savings institution to maintain for each calendar month an average daily balance of "liquid assets" (cash, certain time deposits, bankers' acceptances, certain corporate obligations and specified United States Government, state or federal agency obligations) of not less than 5% of the average daily balance of the institution's "liquidity base" (net withdrawable savings deposits plus short-term borrowings) during the preceding calendar month. In addition, savings associations must maintain an average daily balance of short-term liquid assets of not less than 1% of the average daily balance of its liquidity base during the preceding calendar month.

         For the month ending June 30, 1996, the Bank's average liquidity ratio was 8.46%.

Investment and Lending Restrictions

         Under the Home Owner's Act of 1933, as amended, the Bank is subject to limitations on the nature and amount of some types of investments and loans it may make. Under the regulations of the OTS, savings institutions are permitted to invest up to 30% of assets in state housing corporations, provided that such loans are secured by an insured first lien on improved real estate which is insured under the National Housing Act, as amended. The ability of savings institutions to invest in the accounts of commercial banks of other savings institutions, and debt securities hedged with a firm forward commitment, is limited.

         Federal law imposes on savings institutions loans-to-one-borrower limitations which are also applicable to national banks. Subject to certain exceptions, savings institutions may lend up to 15% of the institution's unimpaired capital and unimpaired surplus to a single borrower, plus an additional 10% of unimpaired capital and unimpaired surplus for loans fully secured by readily marketable collateral. Readily marketable collateral does not include real estate.

         A savings institution authorized to make loans in excess of 90% of value on the security of real estate comprising single-family dwellings or dwelling units for four or fewer families may do so only if such loans are insured or guaranteed by various government agencies or if such loans comply with real estate lending standards as set forth in written policies adopted and maintained by the institution. The policies must establish appropriate limits and standards for extensions of credit that are secured by liens on or interest in real estate, or that are made for the purpose of financing permanent improvements to real estate. This does not apply to loans to facilitate the sale of real estate owned as a result of foreclosure, or acquired by deed in lieu of foreclosure.

         Real estate lending policies adopted by a savings and loan must, among other things, reflect safe and sound banking practices, be appropriate to the size, nature and scope of the operations of the institution, and be reviewed and approved by the board of directors at least annually. The policies must establish loan portfolio diversification standards, prudent underwriting standards, loan administration procedures and documentation, approval and reporting requirements to adequately monitor compliance.

Qualified Thrift Lender Test

         All savings associations, including the Bank are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (which consists of total assets less intangibles, properties used to conduct the savings association's business and liquid assets not exceeding 20% of total assets) in qualified thrift investments on a monthly average for nine out of every twelve months on a rolling basis. Such assets primarily consist of residential housing related loans and investments.

         Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the Bank Insurance Fund. If an association that fails the test has not yet requalified and has not converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company, and become subject to all restrictions on bank holding companies. At June 30, 1996, the Bank met the test and has always met the test since its effectiveness. See - "Holding Company Regulation".

Transactions with Affiliates

         Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions are restricted to a percentage of the association's capital. Affiliates of Guaranty include any company which is under common control. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Bank's subsidiaries are not deemed affiliates, however, the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

         Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statues also impose restriction on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

Deposit Insurance

         The  FDIA to  require  the FDIC to establish a risk-based   assessment
system for calculating a depository institution's semi-annual deposit insurance premiums. Under regulations adopted by the FDIC, the risk which each insured depository institution poses to its insurance fund is determined on the basis of capital and supervisory evaluations. For purposes of the risk-based assessment system, insured institutions are divided into three main capital groups: Well Capitalized, Adequately Capitalized and Undercapitalized. Each of the three capital categories are further subdivided by three supervisory subgroups: healthy, supervisory concern and substantial supervisory concern. Each institution is assigned an assessment based on its placement in the resulting nine cell matrix. Assessments range from $0.23 per $100 of deposits for healthy, Well Capitalized institutions to $0.31 per $100 of deposits for Undercapitalized institutions for which there is substantial supervisory concern.

         This risk-based system includes factors intended to assess the probability that the deposit insurance fund will incur a loss with respect to the institution. In determining the probability of loss, different categories and concentrations of assets and liabilities (both insured and uninsured, contingent and noncontingent) and any other factors that the FDIC determines are relevant to assessing such probability will be taken into consideration. Guaranty's deposit insurance premium is currently $0.26 per $100 of deposits.

         The Administration and Congress have resolved the premium difference through a one-time special assessment to recapitalize the SAIF. The recapitalization of SAIF will result in an assessment against the Bank of approximately $235,000 on an after tax basis, based upon deposit balances as of March 31, 1995 and will be charged to earnings in the quarter ended September 30, 1996. The Bank expects its deposit insurance premiums to be reduced from current levels.

Holding Company Regulation

         The Corporation is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Corporation is required to file with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Corporation and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This relation and oversight is intended primarily for the protection of the depositors of the Corporation's subsidiary savings association and not for stockholders of the Corporation.

         As a unitary savings and loan holding company, the Corporation generally is not subject to activity restrictions, provided the Corporation satisfies the QTL test. If the Corporation acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Corporation and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

         The Corporation must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisition are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

         In March 1995, the FASB issued its  Statements of Financial  Accounting
Standards  No. 121 (SFAS 121),  "Accounting  for the  Impairment  of  Long-Lives
Assets and for And if Assets to Be disposed Of." SFAS 121 requires that long-lived assets and certain intangibles to be held and used by an entity be reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. In addition, SFAS 121 long-lived assets and certain intangibles to be disposed of to be reported at the lower of carrying amount or fair value less cost to sell. SFAS 121 is effective for fiscal years beginning after December 15, 1995. Management does not expect the application of this pronouncement to have a material effect on the financial statements of the Bank.

         In May 1995, the FASB issued its Statement of Financial Accounting Standards No. 122 (SFAS 122), "Accounting for Mortgage Servicing Rights an Amendment of FASB Statement No. 65." SFAS requires entities that acquire mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with the servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. In addition, SFAS 122 requires entities to assess their capitilized mortgage servicing rights for impairment based on the fair value of those rights. SFAS 122 is effective for fiscal years beginning after December 15, 1995. The Bank elected early adoption and recorded a gain of $161,000 in fiscal year 1996 on the sale of $12.2 million mortgage loans.

         In October 1995, SFAS No. 123, "Accounting for Stock-based Compensation," was issued. The statement is effective for fiscal years beginning after December 15, 1995. The statement encourages, but does not require, companies to expense the fair value of employee stock options, based on the fair value on the date of the grant. Companies that elect to continue to follow existing accounting rules (the intrinsic value method which often results in no compensation expense) must provide pro forma disclosures of net income and earnings per share which would have been had the new fair value method been used. In addition, SFAS 123 requires all companies to make significantly more disclosures regarding employee stock options than is currently required. The
Corporation plans to adopt the disclosure requirements only, of SFAS 123 effective July 1, 1997.

         In June 1996, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. In addition, a transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Management does not expect the application of this pronouncement to have a material effect on the financial statements of the Corporation.

Personnel

         At June 30, 1996, Guaranty had a total of 40 employees, including 3 part-time employees. None of the Corporation's employees are represented by a collective bargaining group. Guaranty believes that its relationship with its employees is good.


Item 2.  Description of Property

                                              Owned or               Lease
                                                Lease               Renewal
       Location                               Expiration            Options
-------------------------------------------------------------------------------

Executive Offices and Main Branch
1700 Seminole Trail
Charlottesville, Virginia                  Owned

Downtown Charlottesville Branch                                     Three
520 E. Main Street                                                  five-year
Charlottesville, Virginia                  August 31, 1997          options

Arlington Boulevard Branch                                          Three
1924 Arlington Blvd.                                                five-year
Charlottesville, Virginia                  September 30, 1999       options

Warehouse
1110 East Market Street
Charlottesville, Virginia                  February 28, 1997

Future Headquarters and Branch
1658 State Farm Blvd.
Charlottesville, Virginia                  Owned

Land for Future Branch
Neff Ave. & Reservoir St.
Harrinsonburg, Virginia                    Owned



         At June 30, 1996, the net book value of the Corporation's investment in premises and equipment was approximately $3.5 million.

         The Bank uses the service of an outside processing firm for its data processing and record keeping functions as to loan accounts, deposit accounts, and ATM services.

         See Notes 3 and 11 of Notes to Consolidated Financial Statements on pages 21 and 29 of the Annual Report.


Item 3. Legal Proceedings

         No legal proceedings are pending at this time involving the Corporation as a party or affecting any property of the Corporation.


Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         The Common Stock has been listed on the NASDAQ SmallCap Market under the symbol "GSLC" since June 29, 1995. Prior to listing on NASDAQ, there was no established trading market. At June 30, 1996, the Corporation had approximately 628 shareholders of record.

         The following table lists the high and low prices for the common stock for the four quarters ended June 30, 1996. Prices have been adjusted to reflect the two for one stock split paid in January 1996.

    1996           HIGH               LOW
1st Quarter       $7.38              $6.38
2nd Quarter       $7.75              $7.13
3rd Quarter       $8.50              $7.75
4th Quarter       $8.50              $7.50


         The Corporation paid a cash dividend on its Common Stock of 5 cents per share in June, 1996. That was the first dividend paid since July 1993, when the Corporation paid 50 cents per share on its Common Stock.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

         At the 1995 Annual Meeting, stockholders approved a plan providing for the formation of a holding company with Guaranty Savings and Loan, F.A. (the "Bank") as the subsidiary.

         Pursuant to the approved plan, which was consummated in December 1995, each existing share of Guaranty Savings and Loan, F.A. common stock was converted into one share of common stock in the new holding company known as Guaranty Financial Corporation (the "Corporation"). As result of the reorganization, the Bank's stockholders became the owners of the newly formed holding company, which in turn owns all the outstanding stock of the Bank. The Corporation's only direct subsidiary is the Bank and the Corporation has no material assets or liabilities other than the stock of the Bank.

         Following consummation of the holding company reorganization, the Board of Directors declared a two (2) for one (1) stock split, paid on January 31, 1996 to holders of record January 15, 1996. Following the stock split, the Board of Directors declared a $0.05 per share dividend, paid on June 26, 1996 to holders of record June 12, 1996.

         For the fiscal year ended June 30, 1996, the Corporation experienced a 71% improvement in earnings over 1995. During 1996, the Corporation's net income was $643,250 compared to earnings of $376,248 for 1995. The increase in net earnings was primarily the result of growth in average earning assets which were generated from growth in core deposits. The increase in net earnings in 1995 from 1994 was primarily the result of both an increased net interest margin and other non interest income from the sale of loans and other securities.

         In October 1995, construction began on a combined headquarters and retail branch located on the east side of Charlottesville in the Pantops area of Albemarle County. At June 30, 1996, approximately $1.4 million of the $2.1 million project had been disbursed. The new facility will contain 20,000 sq. ft. of which Guaranty will occupy 15,500 sq. ft., with the remainder to be leased. The new facility is expected to open in November 1996. In addition Guaranty purchased its Rio Road office which had previously been leased. This office contains $36.8 million in deposits and has been the headquarters of Guaranty for the past twelve years. The building contains 11,000 sq. ft. of which Guaranty will maintain a 2,500 sq. ft. retail branch with the remainder to be leased after the move to the new facility. Renovations of approximately $150,000 will begin in October 1996 to modernize the site and make it more attractive and accessible for tenants and customers. In addition to the new headquarters and Rio Road purchase, Guaranty purchased land at the intersection of Neff Avenue and Reservoir Street in the city of Harrisonburg to construct a new retail branch. A branch application was filed with regulatory authorities and was approved in June 1996. It is anticipated that the branch will open in April 1997.

         During the fourth quarter of fiscal year 1995, Guaranty successfully completed a common stock offering of 180,000 shares resulting in net proceeds of $2.0 million. The net proceeds have enhanced the Bank's regulatory capital and supported the growth of deposits and assets.

Financial Condition

         Guaranty experienced significant growth in fiscal year 1996. Total assets increased 23% or approximately $20.1 million at June 30, 1996 from 1995. Securities and loans increased $8.562 million and $8.860 million, respectively. On the liabilities side of the balance sheet, deposits increased $22.2 million or 42% while bonds payable decreased by $988,000. Borrowings from the Federal Home Loan Bank decreased approximately $7.6 million with other borrowings increasing $6.1 million.

Results of Operations

Comparison of Years Ended June 30, 1996 and 1995

         The Bank's results of operations depend primarily on the level of its net income and noninterest income and the level of its operating expenses. Net interest income depends upon the balance of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

Interest Income

         Interest income was $7.6 million for the year ended June 30, 1996, up $800,000, or 12% from $6.8 million for fiscal 1995. Volume increases in loans and investment securities, and an increase in the average rate earned on interest earning assets were the primary reasons for the increase in income. Average loans increased 3.7% to $79.2 million and average investment securities increased 56% from $6.7 million in fiscal 1995 to $10.4 million in fiscal 1996. Total average interest earning assets increased 9% to $93.8 million. Interest rates were higher on average in fiscal 1996 than in fiscal 1995. Guaranty experienced significant growth in deposits in fiscal year 1996. This growth was invested in loans and supplemented with mortgaged-backed securities. The average yield on loans increased 48 basis points to 8.20% in fiscal year 1996 from 7.72% in 1995. The average yield on securities decreased 103 basis points to 7.90% from 8.93%. The yields on interest earning assets, due to the increase in volume in loans and investment securities, coupled with the increase in rates on loans, increased 27 basis points to 8.18% from 7.91%.

Interest Expense

         Management's shift in emphasis beginning in 1995 from FHLB advances and borrowings to interest bearing deposits, particularly certificates of deposits, resulted in the average rate paid on interest bearing liabilities remaining stable from fiscal year 1995 through 1996. The average interest rate paid on interest bearing liabilities was 5.63% in fiscal year 1995 and 5.64% in fiscal year 1996. Average interest bearing deposits rose 20% from $52.3 million in fiscal year 1995 to $62.8 million in 1996. The average rates paid on deposits increased 32 basis points to 4.99% in fiscal year 1996 from 4.67% in 1995. Average FHLB advances and other borrowings decreased slightly from 1995 to 1996. More significant was the decrease in the average rate paid on those borrowings. The average rate paid on borrowings in 1995 was 6.46% compared to 6.03% in 1996.

Provision for Loan Losses

         The provision increased to $56,700 for the fiscal year ended June 30, 1996 from a credit of $9,000 for the fiscal year ended June 30, 1995. Guaranty monitors its loan loss reserve monthly and makes allocations as necessary. Management believes that the level of its loan loss reserve is adequate. As of June 30, 1996 the total allowance for loan losses amounted to $788,000 of which $631,000 was not specifically allocated to identified problem loans.

Net Interest Income

         Net interest income was $2.4 million for fiscal year 1996 versus the $2.1 million reported for fiscal year 1995. The improvement in net interest income was primarily due to the volume increase in loans and investment securities, and the shift from higher interest bearing FHLB advances and other borrowings to certificates of deposit as a funding source.

Non-Interest Income

         Non-interest income for fiscal year ended June 30, 1996, increased by $235,000 or 27% over fiscal year 1995. Included in non-interest income are fees for mortgage loans serviced for others, a significant business for Guaranty as discussed below, and a by-product of its residential lending. Also included are gains and losses on the sale of loans and securities. Gains increase $250,000 in fiscal 1996 over 1995. The majority of this gain was due to the early adoption of SFAS 122, Accounting for Mortgage Servicing Rights an Amendment of FASB Statement No. 65. Income of $161,000 was recognized on $12.2 million of loans sold in fiscal year 1996.

         Guaranty derives fees from originated and purchased mortgage servicing rights ("MSRs"). Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, holding escrow funds for payment of taxes and insurance, making required inspections of the mortgaged premises, contacting delinquent mortgagors, supervising foreclosures in the event of unremitted defaults and generally administering the loans for the investors to whom they have been sold. MSRs are intangible assets that represent the rights to service mortgage loans and in turn to receive the service fee income associated with the mortgage loans. MSRs are volatile assets if the loans being serviced prepay faster than the intangible asset is amortized. See "Financial Statements - Summary of Accounting Policies." Guaranty serviced loans for others aggregating approximately $168.4 million, of which 70% was originated locally, and $169.6 million, of which 67% was originated locally at June 30, 1996 and 1995, respectively. Revenues recognized from these activities amounted to $515,654 and $549,790 at June 30, 1996 and 1995, respectively.

Non-Interest Expenses

         Non-interest expenses were $2.49 million for the year ended June 30, 1996, compared to $2.53 million for fiscal year 1995, a 2% decrease. This slight decrease is the result of management closely monitoring expenses in order to increase profitability.

Income Taxes

         Reported income tax expense for the year ended June 30, 1996, was $344,000 compared to a $100,000 for 1995. The increase was attributed to the Corporation's increased earnings in 1996 compared to 1995.

Comparison of Years Ended June 30, 1995 and 1994

Interest Income

         Interest income was $6.8 million for the year ended June 30, 1995, up $100,000, or 1.5% from $6.7 million for fiscal 1994. Volume increases in loans, and an increase in the average rate earned on interest earning assets were the primary reasons for the increase. Average loans increased 3% to $76.4 million while investment securities on average declined 47% from $12.6 million in fiscal 1994 to $6.7 million in fiscal 1995. Total interest earning assets declined 3% to $85.8 million. Interest rates were higher on average in fiscal 1995 than in fiscal 1994. Management deliberately shifted earning assets from lower yielding securities, particularly federal agency securities and mortgage backed securities, to higher yielding mortgage loans. The average yield on loans actually increased 64 basis points to 7.72% in fiscal year 1995 from 7.08% in 1994. The average yield on securities decreased 151 basis points to 8.93% from 10.44%. The yields on interest earning assets, due to the increase in volume in loans and the decrease in volume in securities, coupled with the increase in rates on loans, increased 34 basis points to 7.91% from 7.57%.

Interest Expense

         The average interest rate paid on interest bearing liabilities increased in fiscal 1995 from fiscal 1994, due to the sharp decline in the average rates paid on REMIC bonds payable, which fell 929 basis points from 21.43% in 1994 to 12.14% in 1995. This decline in rates reflects the reduction in the discount amortization on the REMIC bonds which, under rising interest rates reduces repayments of mortgages supporting the REMIC bonds, declined to $535,000 in fiscal 1995 from $1.535 million in fiscal 1994, or 69%. The average balance of REMIC bonds, net of amortization, declined 38.5% from $7.367 million in 1994 to $4.408 million in 1995. This decline in REMIC bonds was the result of rapid repayments of mortgages supporting the REMIC bonds under falling interest rates in 1992 and 1993. During the second half of fiscal 1995, there was a shift in emphasis by management from FHLB advances and borrowings to interest bearing deposits, particularly certificates of deposits. The average rates paid on total interest bearing deposits increased 89 basis points in 1995 to 4.67% up from 3.78% in 1994, while the average rates paid on total interest bearing liabilities, due to the significant reduction in rates paid on REMIC bonds, actually declined 31 basis points to 5.63% in 1995, from 5.94% in 1994.

Net Interest Income

         Net interest income was $2.1 million for fiscal year 1995 versus the $1.6 million reported for fiscal year 1994. The improvement in net interest income was primarily due to a volume increase in loans, reduction in reliance upon higher interest bearing FHLB advances and a shift by management to certificates of deposit as a funding source, and a significant reduction in the rapid repayment of mortgages supporting the REMIC bonds from 1994 to 1995.

Non-Interest Income

         Non-interest income for fiscal year ended June 30, 1995, increased by $745,000 or 591% over fiscal year 1994. Included in non-interest income are fees for mortgage loans serviced for others, a significant business for the Bank as discussed below, and a by-product of its residential lending. In addition, in 1994, the Bank lost $491,000 on the sale of mortgage loan and investment securities and broke even in 1995.

         The Bank serviced loans for others aggregating approximately $169.6 million, of which 67% was originated locally, $158.8 million, of which 62% was originated locally and $113.0 million, of which 82% was originated locally at June 30, 1995, 1994 and 1993, respectively. Revenues recognized from these activities amounted to $549,790, $400,132 and $368,574 at June 30, 1995, 1994,
and 1993 respectively.

Non-Interest Expenses

         Non-interest expenses were $2.5 million for the year ended June 30, 1995, compared to $2.2 million for fiscal year 1994, an increase of 13.6%. This increase is primarily a result of the full impact of costs incurred this year with respect to Guaranty's Richmond mortgage origination office, which management closed because of unprofitability.

Provision for Loan Losses

         The provision decreased to a credit of $9,000 for the fiscal year ended June 30, 1995 from $74,000 for the fiscal year ended June 30, 1994. As of June 30, 1995 the total allowance for loan losses amounted to $747,000 of which $650,000 was not specifically allocated to identified problem loans.

         The following table describes the impact on Guaranty's interest income resulting from changes in average balances and average rates for the periods indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.



                                              1996 compared to 1995        1995 compared to 1994       1994 compared to 1993
                                            Increase   Change Due To:   Increase   Change Due To:    Increase     Change Due To:
(Dollars in thousands)                     (Decrease)   Rate  Volume   (Decrease)   Rate   Volume    (Decrease)    Rate   Volume

Interest income:
   Securities:
      U.S treasury securities                    $0      $0      $0         $0        $0      $0          0           0       0
      Federal agency securities                   0       0       0       (418)     (209)   (209)       242         274     (32)
      Federal Home Loan Bank stock                3       6      (3)        24        23       1          1           5      (4)
      Mortgage-backed securities                223     (62)    285       (328)      110    (438)      (667)       (176)   (491)
        Total Securities                        226     (56)    282       (722)      (76)   (646)      (424)        103    (527)

   Loans:
      Residential real estate                   519     391     128        383       278     105       (646)       (806)    160
      Commercial real estate                     87      (5)     92         85        92      (7)       (53)        (46)     (7)
      Construction & land                        (7)   (100)     93        215        99     116         88          85       3
      Consumer                                   (1)     (2)      1        (40)      (22)    (18)        (4)       (551)    547
        Total Loans                             598     284     314        643       447     196       (615)     (1,318)    703
   Interest bearing deposits in other banks      57     (41)     98        184        47     137          6          16     (10)
        Total interest income                   881     188     693        105       418    (313)    (1,033)     (1,199)    166

Interest expense:
   Interest bearing deposits:
      Demand/MMDA accounts                      (35)     (7)    (28)       (51)      (18)    (33)       (85)        (46)    (39)
      Savings                                   (41)      8     (49)       (24)      (17)     (7)        34         (26)     60
      Certificates of deposit                   768      47     721        576       353     223       (298)       (192)   (106)
        Total interest bearing deposits         692      48     644        501       318     183       (349)       (264)    (85)
      FHLB advances and other                  (135)   (112)    (23)        90       167     (77)       290         240      50
      Bonds payable                             (28)    252    (280)    (1,001)     (547)   (454)        38         102     (64)
      Total interest expense                    529     188     341       (410)      (62)   (348)       (21)         78     (99)
      Net interest income                      $352     ($0)   $352       $515      $480     $35    ($1,012)    ($1,277)   $265


         The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders' equity and the related income, expense, and corresponding weighted average yields and costs. The average balances used in these tables and other statistical data were calculated using daily average balances.




                                                                               Years ended June 30

  (Dollars in thousands)                              1996                         1995                         1994

                                                    Interest  Average            Interest  Average            Interest  Average
                                           Average   income/  yield/   Average    income/  yield/    Average  income/   yield/
                                           balance   expense    rate   balance    expense    rate    balance  expense     rate

Assets
Interest earning assets:
   Securities:
      U.S Treasury                               $0      $0    0.00%        $0         $0    0.00%       $0       $0     0.00%
      Federal agency                              0       0    0.00%         0          0    0.00%    1,498      418    27.91%
      Federal Home Loan Bank stock            1,360     101    7.43%     1,399         98    7.01%    1,373       74     5.39%
      Mortgage-backed                         9,014     719    7.98%     5,255        496    9.44%    9,738      824     8.46%
        Total Securities                     10,374     820    7.90%     6,654        594    8.93%   12,609    1,316    10.44%
   Loans:
      Residential real estate                59,298   4,802    8.10%    60,390      4,460    7.39%   60,191    4,301     7.15%
      Commercial real estate                  6,089     480    7.88%     4,493        393    8.75%    4,603      308     6.69%
      Construction and land                   8,850     629    7.11%     7,353        527    7.17%    5,360      312     5.82%
      Consumer                                4,983     531   10.66%     4,133        517   12.51%    4,074      333     8.17%
        Total Loans                          79,220   6,442    8.13%    76,368      5,897    7.72%   74,226    5,254     7.08%
   Interest bearing deposits
      in other banks                          4,187     355    8.48%     2,756        298   10.81%    1,403      114     8.13%
   Total interest-earning
          assets/total interest income       93,780   7,617    8.12%    85,778      6,789    7.91%   88,238    6,684     7.57%
   Noninterest earning assets:
      Cash and due from banks                 1,634                      1,202                        1,222
      Non accrued loans                       1,339                      1,222                          911
      Purchased mortgage servicing              833                        803                          562
      Other assets                            1,070                        540                          384
      Less: Allowance for loan losses          (768)                      (751)                        (750)
      Less: Deferred loan fees                 (319)                      (353)                        (413)
      Fixed Assets                            1,981                        415                          389
          Total noninterest earning assets    5,770                      3,078                        2,304
             Total Assets                    99,550                     88,855                       90,542


(1) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.
(2) Net interest margin is net interest income, expressed as a percentage of average earning assets.


                                                                                June 30, 1996
                                                                          Maturing or Repricing In:

                                                       3 Months              4-12                1-5               Over
(Dollars in thousands)                                 or less             Months              Years             5 Years

Interest-sensitive assets:
  Loans                                                $11,692            $39,147              $3,936            $28,184
  Investments and mortgage-backed securities(1)          1,601                719               3,441              8,880
  Deposits at other institutions                         3,769                  0                   0                  0
     Total interest-sensitive assets                    17,062             39,866               7,377             37,064

   Cumulative interest-sensitive assets                 17,062             56,928              64,305            101,369

Interest-sensitive liabilities:
  NOW accounts (2)                                           0                  0                   0              5,097
  Money market deposit accounts                          3,213                  0                   0                  0
  Savings accounts (3)                                   1,164                652                 558              2,280
  Certificates of deposit                               11,796             39,326               9,155                  0
  Borrowed money                                         6,104             12,500               5,000                  0
  Bonds payable                                             63                189                 820              2,072
     Total interest-sensitive liabilities               22,339             52,666              15,534              4,353

   Cumulative interest-sensitive liabilities           $22,339            $75,005             $90,539            $94,891

  Period gap                                           (5,278)           (12,800)             (8,157)             32,711

   Cumulative gap                                       (5,278)           (18,077)            (26,234)             6,477

   Ratio of cumulative interest-sensitive
    assets to interest-sensitive liabilities            76.38%             75.90%              71.02%            106.83%

   Ratio of cumulative gap to total assets              -5.90%            -20.21%             -29.32%              7.24%

---------------------------------
(1) Includes Federal Home Loan Bank stock
(2)The Corporation has found that NOW accounts are generally not sensitive to changes in interest rates and therefore has placed such deposits in the "over 5 years" category
(3)In accordance with standard industry practice, decay factors have been applied to savings accounts



Interest Sensitivity

         An important element of both earnings performance and liquidity is management of the interest sensitivity gap. The interest sensitivity gap is the difference between interest-sensitive assets and interest-sensitive liabilities at a specific time interval. The gap can be managed by repricing assets or liabilities, by selling investments held for sale, by replacing an asset or liability prior to maturity, or by adjusting the interest rate during the life of an asset or liability. Matching the amounts of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest in periods of rising or falling interest rates.

         Guaranty evaluates interest risk and then formulates guidelines regarding asset generation and pricing, funding sources and pricing, and off-balance sheet commitments in order to decrease sensitivity risk. These guidelines are based upon management's outlook regarding future interest rate movements, the state of the regional and national economy, and other financial and business risk factors.

         At June 30, 1996, Guaranty had $5.3 million more in liabilities than assets that reprice within three months or less and therefore was in an liability-sensitive position. A negative gap generally adversely impacts earnings in a period of rising interest rates. This negative position is the result of fixed rate borrowings and certificates of deposit reaching maturity and short term borrowings used to fund mortgage-backed securities. As these fixed rate borrowings mature, they will be extended to match the assets maturities. Guaranty will also increase its prime based lending products going forward which will also improve this negative position.

         Guaranty's primary business is to provide residential mortgages. Such mortgages have fixed or adjustable rates and while it is in the interest of Guaranty to maintain adjustable loans on its books, it also from time to time holds some fixed rate mortgages.

         Guaranty has an Asset/Liability Committee ("ALCO"). The ALCO meets weekly to discuss deposit pricing, changes in borrowed money, investment and trading activity, loan sale activities, liquidity levels and the overall interest sensitivity. The actions of this committee are reported to the Board of Directors monthly. The daily monitoring of interest rate risk, investment and trading activity, along with any other significant transactions are managed by the CEO with input from other ALCO members. The CFO is responsible for the recording and settlement of all activity with the broker or third party on a daily basis.

         In the past, Guaranty has engaged in trading securities in an attempt to take advantage of price movements. Both long and short trading positions have been maintained with the securities being designated as trading at the time of purchase. To the extent short positions were maintained, Guaranty temporarily reduced its overall interest rate risk exposure. Losses were incurred in 1994, 1995 and 1996. Also, reducing this loss for the periods was the interest earned on the long positions offset by the interest paid on the short positions.

Investments

         As of July 1, 1995, Guaranty adopted Statement of Financial Accounting Standards ("SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires investments to be classified as held to maturity, trading or available for sale. Upon adoption of SFAS 115, existing investments were classified based on Guaranty's intent. Guaranty held no investments classified as "trading" at June 30, 1996 or 1995. Since implementation of SFAS 115, no transfers between portfolios has occurred. Investment securities classified as available for sale are reported on a fair value basis, with any unrealized gains or losses excluded from earnings, but reported as a separate component of stockholders' equity, net of any related deferred income taxes. Management believes, in general, that the available for sale classification is the most appropriate as it provides the greatest flexibility in meeting interest rate risk management and liquidity needs. Guaranty does have some mortgage-backed securities classified as held to maturity which are the securities collateralizing the bonds issued in 1987.

         Mortgage-backed securities available for sale increased in fiscal 1996 due to the rapid growth in deposits. Since loan growth was not increasing at the rate of deposit growth, the excess funds were invested in mortgage-backed securities.

         The following table shows the carrying value of investment securities and mortgage-backed securities at June 30, 1996, 1995 and 1994.



(Dollars in thousands)                            1996    1995     1994

Held-to-maturity
   Mortgage-backed securities                    3,731   4,733    5,776
                                                 3,731   4,733    5,776
Available for sale
   Federal National Mortgage Assoc. stock            3       3        3
   Mortgage-backed securities                    9,564       -        -
                                                 9,567       3        3
Restricted
   Federal Home Loan Bank stock                  1,360   1,360    1,438
        Total                                   14,658   6,096    7,217


Investment Activities

         Federal thrift institutions have authority to invest in various types of liquid assets, including U.S. Treasury obligations and securities of various federal agencies, certificates of deposit at insured institutions, bankers' acceptances and federal funds.

         Historically, Guaranty has maintained its liquid assets above the minimum requirements imposed by federal regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of June 30, 1996, Guaranty's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 8.46%. See "Regulation - Federal Home Loan Bank System."

         The following table sets forth the composition of Guaranty's investment portfolio at the dates indicated.


                                                   Years ended June 30,
                                     1996                  1995                1994
                               Book        % of       Book       % of      Book     % of
(Dollars in thousands)        Value       Total       Value      Total     Value    Total

Interest-bearing
  deposits with banks         $3,779    100.00%      $4,022     100.00%         0     0.00%

Investment securities:
 FHLMC mortage-backed
  securities                   7,459     50.90%       4,733      77.68%     5,776    80.07%
 GNMA mortage-backed
  securities                   5,836     39.82%           0       0.00%         0     0.00%
    Subtotal                  13,295     90.72%       4,733      77.68%     5,776    80.07%

FHLB stock                     1,360      9.28%       1,360      22.32%     1,438    19.93%
    Total investment and
      securities and stock   $14,655    100.00%      $6,093     100.00%    $7,214   100.00%


Lending

         Guaranty's loan portfolio consists primarily of mortgage loans, the majority of which are residential first mortgage loans. Of the $85.1 million of mortgages outstanding at June 30, 1996, 80% represent residential first mortgages. The primary lending market consists of the City of Charlottesville and Albemarle County, and to a lesser extent, the surrounding counties of Greene, Fluvanna, Louisa, and Orange. Management closed loan production offices in Richmond and the Waynesboro-Staunton area due to unprofitability and management's decision to concentrate on full service retail branches.

         Net loans consist of total loans minus deferred loan fees and the allowance for loan losses. Net loans were $84.1 million at June 30, 1996, 12% increase in net loans of $75.2 million at June 30, 1995. Net loans decreased 3.3% in the fiscal year ended June 1995 from a balance of $77.8 million at June 30, 1994. The average balance of total loans as a percentage of average assets was 79.58% at June 30, 1996, down from 85.95% at June 30, 1995, and up from 81.98% at June 30, 1994.


         The following table sets forth the composition of Guaranty's total loan portfolio in dollars and percentages as the dates indicated.


                                                                                    Years ended June 30,
                                          1996             1995                 1994                 1993              1992
(Dollars in thousands)             Amount   Percent   Amount  Percent      Amount   Percent    Amount    Percent   Amount  Percent

Mortgage Loans:
  Residential                      $66,136   75.15%   $62,175   77.57%    $67,385    83.05%   $59,845     81.57%   $62,502  81.94%
  Commercial                         7,670    8.72%     4,508    5.62%      4,251     5.24%     4,155      5.66%     4,617   6.05%
  Construction and land loans        8,813   10.01%     8,887   11.09%      5,819     7.17%     4,900      6.68%     4,422   5.80%
    Total real estate               82,619   93.88%    75,570   94.29%     77,455    95.46%    68,900     93.92%    71,541  93.79%

Consumer Loans                       5,386    6.12%     4,580    5.71%      3,685     4.54%     4,462      6.08%     4,733   6.21%
    Total loans receivable          88,005  100.00%    80,150  100.00%     81,140   100.00%    73,362    100.00%    76,274 100.00%
Less:
Undisbursed loans in process         2,824              3,858               2,249               1,978                  949
Deferred fees and unearned
   discounts                           314                323                 382                 442                  601
Allowance for losses                   786                747                 754                 746                  689
  Total net items                    3,924              4,928               3,385               3,166                2,239
  Total loans receivable, net      $84,081            $75,222             $77,755             $70,196              $74,035




         The following table shows the composition of Guaranty's loan portfolio by fixed and adjustable rate at the dates indicated.

                                                       Years ended June 30,
                                             1996               1995           1994              1993             1992
(Dollars in thousands)               Amount   Percent   Amount  Percent   Amount  Percent  Amount  Percent  Amount   Percent

Fixed - Rate Loans:
 Real Estate
  Residential                        $28,907   32.85%  $23,577   29.42%  $27,796   34.26%  $22,105  30.13%  $26,455    34.68%
  Commercial                               0    0.00%        0    0.00%        0    0.00%        0   0.00%      203     0.27%
  Construction and land loans            339    0.39%       69    0.09%        0    0.00%        0   0.00%        0     0.00%
    Total real estate                 29,246   33.23%   23,646   29.50%   27,796   34.26%   22,105  30.13%   26,658    34.95%
Consumer Loans                           597    0.68%      736    0.92%      691    0.85%    1,547   2.11%    1,227     1.61%
    Total fixed-rate loans            29,843   33.91%   24,382   30.42%   28,487   35.11%   23,652  32.24%   27,885    36.56%

Adjustable-Rate Loans:
 Real Estate
  Residential                         37,229   42.30%   38,598   48.16%   39,590   48.79%   37,740  51.44%   36,046    47.26%
  Commercial                           7,670    8.72%    4,508    5.62%    4,251    5.24%    4,155   5.66%    4,414     5.79%
  Construction and land loans          8,474    9.63%    8,818   11.00%    5,819    7.17%    4,900   6.68%    4,422     5.80%
    Total real estate                 53,373   60.65%   51,924   64.78%   49,660   61.20%   46,795  63.79%   44,882    58.84%
Consumer Loans                         4,789    5.44%    3,844    4.80%    2,993    3.69%    2,915   3.97%    3,507     4.60%
    Total adjustable-rate loans       58,162   66.09%   55,768   69.58%   52,653   64.89%   49,710  67.76%   48,389    63.44%
    Total loans receivable            88,005  100.00%   80,150  100.00%   81,140  100.00%   73,362 100.00%   76,274   100.00%
Less:
Undisbursed loans in process           2,824             3,858             2,249             1,978              949
Deferred fees and unearned
  discounts                              314               323               382               442              601
Allowance for losses                     786               747               754               746              689
    Total net items                    3,924             4,928             3,385             3,166            2,239
    Total loans receivable, net      $84,081           $75,222           $77,755           $70,196          $74,035

         Asset quality is an important factor in the successful operation of a financial institution. The loss of interest income and principal that may result from nonperforming assets has an adverse effect on earnings, and the resolution of those assets requires the use of capital and management resources. Guaranty maintains a conservative philosophy regarding its underwriting guidelines. It also maintains loan monitoring policies and systems that require detailed monthly analysis of delinquencies, nonperforming loans, nonaccrual loans and repossessed assets. Reports of such loan and asset categories are reviewed by management and the Board of Directors.

         Guaranty places loans on a nonaccrual status after being delinquent greater than 90 days, or earlier in situations in which the loans have developed inherent problems that indicate payment of principal and interest may not be made in full. Whenever the accrual of interest is stopped, previously accrued but uncollected interest income is reversed. Thereafter, interest is recognized only as cash is received. The loan is reinstated to an accrual basis after it has been brought current as to principal and interest under the contractual terms of the loan.

         The following table reflects the composition of nonperforming assets for the past five years.


                                                                                Years ended June 30,
(Dollars in thousands)                                         1996         1995        1994       1993       1992

Nonaccrual loans                                             $1,458       $1,556        $887       $934       $513
Restructured loans                                               11           12         415      1,143      1,143
   Total non-performing loans                                 1,469        1,568       1,302      2,077      1,656
Foreclosed assets                                                41          122           0          0          0
   Total non-performing assets                                1,510        1,690       1,302      2,077      1,656
Loans past due 90 or more days and accruing interest            $19           $1        $288       $190       $434
Non-performing loans to total loans, at period end             1.67%        2.06%       1.65%      2.91%      2.20%
Non-performing loans to period
   end total loans and foreclosed assets                       1.67%        2.05%       1.65%      2.91%      2.20%



         Reserves are established based on historical loss experience and a review of significant larger credits. A loss experience percentage is established for each loan type and is reviewed annually. Each quarter the loss percentage is applied to the portfolio, by product type, to determine the minimum amount of reserves required. After the minimum reserve requirement has been met, the Bank targets 1.25% of risk-weighted assets to be the goal for reserves. The long term goal is to maintain reserves at 1% of total loans. This methodology for reserves was implemented in 1990 by management when reserves were found to be inadequate. With the growth in loans in fiscal year 1994 and 1996, the provision for loan losses charged against operations was $74,000 and $80,000, respectively, to increase the reserves to approximately 1% of total loans. In fiscal year 1995, reserves were not increased because they were considered adequate based on the concentration of low risk residential loans.

         The following table provides an analysis of the allowance for loan losses for the past five years.



(Dollars in thousands)                                           1996          1995          1994          1993            1992

Balance at beginning of period                                   $747          $754          $746          $689            $712
Provision (credit) charged to operations                           57           (10)           74            37               0
Charge-offs:
  Real estate                                                      39             0            66             0               5
  Consumer                                                          0             1             0             0              18

Recoveries:
  Real Estate                                                      19
  Consumer                                                          4             4             0            20               0
Net Charge-offs                                                    16            (3)           66           (20)             23
Balance, end of period                                           $788          $747          $754          $746            $689

Allowance for loan losses to period end total loans             0.94%         0.98%         0.96%         1.05%           0.91%

Allowance for loan losses to nonaccrual loans                  54.05%        48.01%        85.01%        79.87%         134.31%

Net charge-offs to average loans                                0.02%         0.00%         0.09%        -0.03%           0.03%


Loan Maturity and Repricing

         The following schedule illustrates the interest rate sensitivity of Guaranty's loan portfolio at June 30, 1996. Mortgages which have adjustable interest rates are shown as maturing based on contractual maturity and demand loans are shown as maturing in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


                            RESIDENTIAL                COMMERCIAL          CONSTRUCTION            CONSUMER            TOTAL

(Dollars in Thousands)
Due During Years Ended
7/1/96-6/30/97                   $105                     $647                 $4,673               $1,151             $6,576
7/1/97-6/30/98                     85                      466                    693                  873              2,117
7/1/98-6/30/99                     71                      $64                    420                  877              1,432
7/1/99-6/30/01                    901                      317                    207                2,255              3,680
7/1/01-6/30/06                  2,592                    1,494                      0                  226              4,312
7/1/06-6/30/11                  7,017                      305                      0                    0              7,322
7/1/11 and following           55,365                    4,377                      0                    0             59,742
Total                         $66,136                   $7,670                 $5,993               $5,382            $85,181



         The total amount of loans due after June 30, 1997 which have predetermined interest rates is $29.8 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $51.7 million.

Loan Originations, Purchases and Sales

         Federal regulations authorize Guaranty to make real estate loans anywhere in the United States. However, at June 30, 1996, all Guaranty's real estate loans were secured by real estate located in Guaranty's market area.

         Management  generally  does not  purchase  loans.  When local  mortgage
demand  is  less  than  the  supply  of  funds   available  for  local  mortgage
originations, management invests in mortgage backed securities.

         For the year ended June 30, 1996, Guaranty originated $23.9 million in first mortgage loans.

Income From Lending Activities

         Guaranty realizes interest and loan fee income from its lending activities. Guaranty receives loan fees on both construction and one- to four-family residential loans. Guaranty receives loan fees and charges related to existing loans, which include late charges. Interest on loans, loan and servicing income together comprise 81% of Guaranty's total revenues for the year ended June 30, 1996. Income from loan fees and other fees is a volatile source of income, varying with the volume and type of loans and commitments made and with competitive and economic conditions.

         Generally accepted accounting principles ("GAAP") allow the inclusion of loan fees in current income to an amount limited to the Bank's loan underwriting and closing costs. The remaining deferred fees are amortized into income over the estimated remaining lives of the loans to which they relate, using a method which approximates level yield. Guaranty had deferred fees net of direct underwriting costs of $313,669 at June 30, 1996.

         An ancillary function of lending is the mortgage servicing operation. When mortgage loans are sold Guaranty generally retains the right to service the loans for a servicing fee. A typical servicing agreement requires Guaranty to carry out the servicing function, including billing and collection of borrower's payments, remittance of payments to the investor, insurers, and taxing authorities, maintenance of custodial bank accounts; and related activities. In addition to loans originated by Guaranty it has also acquired the rights to service other mortgage loans. At June 30, 1996 Guaranty serviced loans for others aggregating approximately $168.4 million and generated net fees of $515,654 for the year ended June 30, 1996.

Delinquent and Problem Loans

         When a borrower fails to make a required payment on a loan, Guaranty attempts to cause the deficiency to be cured by contacting the borrower. A notice is mailed to the borrower after a payment is 16 days past due and again when the loan is 28 days past due. For most loans, if the delinquency is not cured within 30 days, Guaranty issues a notice of intent to foreclose on the property and if the delinquency is not cured within 60 days, Guaranty may institute foreclosure action. If foreclosed on, real property is sold at a public sale and may be purchased by Guaranty. In most cases, deficiencies are cured promptly.

         Loans are generally placed on nonaccrual status when the collection of principal or interest is 90 days or more past due, or earlier if collection is uncertain based upon evaluation of the collateral and the financial strength of the borrower. Loans may be reinstated to accrual status when all payments are brought current and, in the opinion of management, collection of the remaining balances can be reasonably expected. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest.

         The following table sets forth information concerning delinquent mortgage and other loans at June 30, 1996. The amounts presented represent the total remaining principal balances of the related loans, rather that the actual payment amounts which are overdue.

                               Residential            Commercial                     Construction
                               Real Estate            Real Estate                      and Land                 Consumer
(Dollars in thousands)           Number      Amount    Number        Amount    Number    Amount      Number      Amount

Loans delinquent for:
31-59 days                         0             $0        0            $0         1      $105           0         $0
60-89 days                        13          1,201        2           242         1        82           4          4
90 days and over                  10            637        0             0         1        19           0          0

     Total delinquent loans       23         $1,838        2          $242         3      $206           4         $4




         Federal regulations provide for the classification of loans, debt, equity securities and other assets considered to be of lesser quality as "substandard," "doubtful" or "loss" assets. The regulations require insured institutions to classify their own assets and to establish prudent general allowances for losses for assets classified "substandard" or "doubtful." For the portion of assets classified as "loss," an institution is required to either establish specific allowances of 100% of the amount classified or charge such amounts off its books. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses are required to be designated "special mention" by management. In addition, the OTS may require the establishment of a general allowance for losses based on assets classified as "substandard" and "doubtful" or based on the general quality of the asset portfolio of an institution. In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, Guaranty regularly reviews the loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's review of its assets, at June 30, 1996, Guaranty had classified $2,157,019 of its assets as substandard, $165,296 as loss and none as doubtful. Not all of Guaranty's assets that have been classified are included in the table below of non-performing assets. Several of these loans are classified because of previous credit problems but are performing. In addition, Guaranty had $947,000 in special mention assets. See - "Non-Performing Assets."

Non-Performing Assets

         The table below sets forth the amounts and categories of non-performing assets in Guaranty's loan portfolio. Non-performing assets include accruing loans delinquent 90 days or more and real estate acquired through foreclosure, which include assets acquired in settlement of loans. All consumer loans more than 120 days delinquent are charged against the expense for bad debt. Accruing mortgage loans delinquent more than 90 days are loans that Guaranty considers to be well secured and in the process of collection.

(Dollars in thousands)                                    1996             1995              1994             1993           1992

Nonaccrual loans                                        $1,458           $1,556              $887             $934           $513
Restructured loans                                          11               12               415            1,143          1,143
   Total non-performing loans                            1,469            1,568             1,302            2,077          1,656
Foreclosed assets                                           41              122                 0                0              0
   Total non-performing assets                           1,510            1,690             1,302            2,077          1,656
Loans past due 90 or more days and accruing interest       $19               $1              $288             $190           $434
Non-performing loans to total loans, at period end        1.67%            2.06%             1.65%            2.91%          2.20%
Non-performing loans to period
   end total loans and foreclosed assets                  1.67%            2.05%             1.65%            2.91%          2.20%



         At June 30, 1996,  Guaranty's  non-accrual loans were comprised of: one
(1) home-equity loan, fifteen (15) single-family mortgage loans and two (2) commercial real estate loans. Based on current market values of the properties securing these loans, management anticipates no significant losses.

         As of June 30, 1996, there were $947,000 in loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans have been classified as special mention.

         Although management believes that these loans are adequately secured and no material loss is expected, certain circumstances may cause the borrower to be unable to comply with the present loan repayment terms at some future date.

Allowance for Losses on Loans and Real Estate

         Guaranty provides valuation reserves for anticipated losses on loans and real estate when its management determines that a significant decline in the value of the collateral has occurred, as a result of which the value of the collateral is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, Guaranty also provides reserves based on the dollar amount and type of collateral securing its loans, in order to protect against unanticipated losses. Although management believes that it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. In recent years, Guaranty had increased its allowance for losses on loans due to general economic downturns in the real estate market. At June 30, 1996, Guaranty had an allowance for loan losses of $788,146, which is predominantly a general allowance.

         An analysis of the allowance for loan losses, including charge-off activity, is presented below for the years indicated.


                                                                        Year ended June 30,
(Dollars in thousands)                                 1996          1995          1994          1993            1992

Balance at beginning of period                         $747          $754          $746          $689            $712
Provision (credit) charged to operations                 57           (10)           74            37               0
Charge-offs:
  Real estate                                            39             0            66             0               5
  Consumer                                                0             1             0             0              18

Recoveries:
  Real Estate                                            19
  Consumer                                                4             4             0            20               0
Net Charge-offs                                          16            (3)           66           (20)             23
Balance, end of period                                 $788          $747          $754          $746            $689

Allowance for loan losses to period end total loans    0.94%         0.98%         0.96%         1.05%           0.91%

Allowance for loan losses to nonaccrual loans         54.05%        48.01%        85.01%        79.87%         134.31%

Net charge-offs to average loans                       0.02%         0.00%         0.09%        -0.03%           0.03%


         A breakdown of the allowance for loan losses in dollars and loans in each category to total loans in percentages is provided in the following tables. However, Guaranty's management does not believe that the allowance for loan losses can be fragmented by category with a degree of precision that would be useful to investors. Because all of these factors are subject to change, the breakdown is not necessarily predictive of future loan losses in the indicated categories.



                                                                Years ended June 30,
(Dollars in thousands)                1996               1995               1994                1993               1992

Residential real estate               $675               $620               $625                $617               $568
Non-residential real estate            113                127                129                 129                121
   Total allowance for loan losses    $788               $747               $754                $746               $689
                                                               Years ended June 30,
                                      1996               1995               1994                1993               1992

Residential real estate                 85.7%              83.0%              82.9%               82.7%              82.4%
Non-residential real estate             14.3%              17.0%              17.1%               17.3%              17.6%
   Total allowance for loan losses     100.0%             100.0%             100.0%              100.0%             100.0%




Subsidiary Activities

         The Bank has two wholly owned subsidiaries, GMSC, Inc. ("GMSC") and Guaranty Investments Corporation ("GICO"). GMSC is a financing subsidiary through which Guaranty formed a Real Estate Mortgage Investment Conduit ("REMIC"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Guaranty sells insurance annuities through GICO. GICO had a net income of $1,004 for the year ended June 30, 1996.

         In 1987, Guaranty formed GMSC and entered into a REMIC in order to create liquidity. Guaranty utilized the REMIC to pool $19.9 million of fixed rate mortgages into mortgage backed securities, which were used as collateral for bonds sold to private investors. The bonds bore a coupon of 8% and were sold at a discount and costs of issuance of approximately $3.3 million. The bond discount and issuance costs are amortized against income as mortgage underlying the bonds repay. In the fiscal years ended June 30, 1996, 1995, and 1994, with rapidly falling interest rates, Guaranty experienced significant repayment of mortgages, resulting in an amortization expense of $160,000, $124,000, and $968,000, respectively. The amortization of the REMIC expenses is treated as interest expense.

Income Taxes

         Reported income tax expense for the year ended June 30, 1995, was $100,000 compared to a credit of $235,000 for 1994. The increase was attributed to Guaranty's increased earnings in 1995 compared to a loss in 1994.

         In addition, in 1994 Guaranty took a charge of $196,000 for the cumulative effect of change in accounting for income taxes. This change was adopted at June 1994. As required by the Financial Accounting Standards Board's Statement of Financial Account Standards No. 109 ("SFAS 109") accounting for income taxes which required a change from the deferred method to the asset and liability method of accounting for income taxes.

Source of Funds

         General. Deposit accounts have traditionally been the principal source of the Bank's funds for use in lending and for other general business purposes. In addition to deposits, Guaranty derives funds from loan repayments, cash flows generated from operations, which includes interest credited to deposit accounts, repurchase agreements entered into with commercial banks and FHLB of Atlanta advances. Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and the related cost of such funds have varied widely. Borrowings may be used on a short-term basis to compensate for reductions in deposits or deposit-inflows at less than projected levels and has been used on a longer-term basis to support expanded lending activities.

         Deposits. Guaranty attracts both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates. Guaranty offers statement savings accounts, various checking accounts, various money market accounts, fixed-rate certificates with varying maturities, $100,000 or above certificates of deposit and individual retirement accounts. Guaranty does not solicit brokered deposits.

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by Guaranty for the periods indicated.


                                         Years ended June 30,
(Dollars in thousands)            1996                1995               1994
Statement savings accounts      $4,654              $4,688             $7,610
Now accounts                     6,440               5,818              6,005
Money market accounts            3,213               4,131              5,392
30- to 180-day certificates        227                 324                528
One- to five-year
   fixed-rate certificates      52,698              29,987             33,932
Eighteen-month prime rate
   certificate                   7,455               7,513                  0
     Total                     $74,687             $52,461            $53,467




         The following table sets forth the changes in the dollar amount of savings deposits in the various types of deposit programs offered by Guaranty for the periods indicated.


                                           Years ended June 30,
(Dollars in thousands)            1996                 1995              1994
Statement savings accounts        ($34)             ($2,922)           $1,549
Now accounts                       622                 (187)              281
Money market accounts             (918)              (1,261)           (2,014)
30- to 180-day certificates        (97)                (204)             (291)
One- to five-year
   fixed-rate certificates      22,711               (3,945)            3,921
Eighteen-month prime rate
   certificate                     (58)               7,513                 0
     Total                     $22,226              ($1,006)           $3,446






         The following table contains information pertaining to the average amount of and the average rate paid on each of the following deposit categories for the periods indicated.

                                      Years Ended June 30,
                              1996               1995                1994
                                  Average           Average               Average
                       Average     Rate    Average   Rate      Average      Rate
                       Balance     Paid    Balance   Paid      Balance      Paid

Noninterest bearing
  demand deposits         $621     0.00%      $744   0.00%       $554       0.00%
Interest bearing
  demand deposits        8,975     2.73%     9,924   2.77%     11,709       2.81%
Savings deposits         4,677     3.25%     6,155   3.39%      6,836       3.05%
Time deposits           49,102     5.57%    36,142   5.71%     32,646       4.54%
    Total deposits     $63,375     4.99%   $52,965   4.90%    $51,745       3.92%



         The variety of deposit accounts offered by Guaranty has allowed it to be competitive in obtaining funds and has allowed it to respond with flexibility (by paying rates of interest more closely approximating market rates of interest) to, although not eliminate the threat of, disintermediation (the flow of funds away from depository institutions such as thrift institutions into direct investment vehicles such as government and corporate securities). In addition, Guaranty has become much more subject to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The ability of Guaranty to attract and maintain deposits, and its cost of funds, has been, and will continue to be, significantly affected by money market conditions.

         The following table sets forth the deposit flows of Guaranty during the periods indicated.

                                                       Years ended June 30,
(Dollars in thousands)                   1996                 1995                 1994

Opening balance                       $52,461              $53,467              $50,021
Net deposits (withdrawals)             19,093               (3,446)               1,507
Interest credited                       3,133                2,440                1,939
Ending balance                         74,687               52,461               53,467

Net increase (decrease)               $22,226              ($1,006)              $3,446
Percent increase (decrease)             42.37%               -1.88%                6.89%



         In 1995, Guaranty had a savings deposit outflow before interest credited due to a pricing policy attributable to management's decision that additional savings deposits were not needed during those periods and borrowings were available at a lower overall cost to Guaranty. To the extent that Guaranty may rely on sources of funds other than deposits, the Bank's earnings may be adversely affected. Guaranty may use borrowings as an alternative source of funds. See "Borrowings".

         The following table shows rate information for Guaranty's certificates of deposits as indicated.

                            0.00-     4.01-      5.01-     6.01-      7.01-      8.01-
(Dollars in thousands)      4.00%     5.00%       6.00%     7.00%     8.00%     10.00%     Total

June 30, 1996                $136      $193     $55,491    $4,560        $0         $0    $60,380
June 30, 1995                  53     7,076      18,868    11,827         0          0     37,824
June 30, 1994               8,565    16,738       7,580     1,577         0          0     34,460



         The following table shows rate and maturity information for Guaranty's certificates of deposits as of June 30, 1996.


                             0.00-        4.00-             6.00-            8.00-                             Percent
(Dollars in thousands)       3.99%        5.99%             7.99%            9.99%             Total           of Total

    Certificate Accounts
       Maturing in
     Quarter Ending
September 30, 1996           $0            $7,243            $4,688               $0           $11,931         19.76%
December 31, 1996             0            11,198             1,923                0            13,121         21.73%
March 31, 1997               23            12,514               952                0            13,489         22.34%
June 30, 1997                 0            11,976               693                0            12,669         20.98%
September 30, 1997            0               330             1,265                0             1,595          2.64%
December 31, 1997             0             1,075               709                0             1,784          2.95%
March 31, 1998                0             1,098               116                0             1,214          2.01%
June 30, 1998                 0               599                 0                0               599          0.99%
September 30, 1998            0                38               137                0               175          0.29%
December 31, 1998             0               235                 0                0               235          0.39%
March 31, 1999                0               527                21                0               548          0.91%
June 30, 1999                 0               167                 8                0               175          0.29%
Thereafter                    0               192             2,653                0             2,845          4.71%
                            $23           $47,192           $13,165               $0           $60,380        100.00%




         The following table indicates the amount of Guaranty's certificates of deposits by time remaining until maturity as of June 30, 1996.


                                         Maturity
                                         3 Months       Over 3 to         Over 6 to         Over 12
(Dollars in thousands)                    or less        6 months         12 months          months            Total

Certificates of deposit
     less than $100,000                 $11,607          $12,338           $24,640           $7,208           $55,793

Certificates of deposit
     of $100,000 or more                    317              742             1,566            1,962             4,587

     Total of certificates of deposits  $11,924          $13,080           $26,206           $9,170           $60,380


Borrowings

         As a member of the FHLB of Atlanta, Guaranty is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Atlanta may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions. The advances are collateralized by the investment in Federal Home Loan Bank stock and certain mortgage loans. See Note 8 of the Notes to Consolidated Financial Statements for information regarding the maturities and rate structure of Guaranty's FHLB advances.

         Guaranty's borrowings, from time to time, also include securities sold under agreements to repurchase, with mortgage-backed securities or Treasury securities pledged as collateral. The proceeds are utilized by Guaranty for general corporate purposes. At June 30, 1996, Guaranty had $6.1 million outstanding in securities sold under agreement to repurchase.

         Guaranty utilizes borrowings to supplement deposits when they are available at a lower overall cost to Guaranty or they can be invested at a positive rate of return.

         The following table sets forth the maximum month-end balance, average balance and weighted average rate, of FHLB advances and securities sold under agreements to repurchase for the periods indicated.


                                                           Years Ended June 30,
(Dollars in thousands)                1996                           1995                            1994

Maximum Balance:
FHLB                               $28,050                        $28,250                         $28,750
Securities sold under
 agreements to
 repurchase                          9,930                          4,230                          11,630


                                    Amount          Rate            Amount          Rate           Amount          Rate

Average Balance:
FHLB                               $22,829           6.21%        $26,208            6.67%        $26,017           6.63%
Securities sold under
 agreements to
 repurchase                          3,112           5.65%            783            7.98%          7,201           3.85%




         The following table sets forth information as Guaranty's short-term borrowings at the dates indicated.

                                                          Years Ended June 30,
(Dollars in thousands)                      1996                   1995                   1994

FHLB advances                            $12,500                $19,550                $13,950
Securities sold under agreements
  to repurchase                            6,104                      0                      0
     Total short-term borrowings         $18,604                $19,550                $13,950

Weighted average interest rate of
  short-term FHLB advances                  6.02%                  4.52%                  3.24%

Weighted average interest rate of
  securities sold under agreements to
  repurchase                                5.65%                  0.00%                  0.00%





Deposits

         The Corporation's principal use of deposits is to originate loans and fund investment securities. Guaranty experienced significant deposit growth in fiscal year 1996. Net deposits increased 42% to $74.7 million from $52.5 million at June 30, 1995 and decreased 2% in fiscal year 1995 from $53.5 in fiscal year 1994. The deposit growth is a reflection of aggressive pricing, increased marketing, and the need for a local bank to provide competitive products and services to the community. Guaranty offers individuals a variety of deposit accounts, including checking, savings, money market, and certificates of deposit, and is expanding to provide products and services for small businesses.

         The following table details the average amount of, and the average rate paid on, the primary deposit categories for the past three years.


                                                            Years ended June 30,

(Dollars in thousands)                      1996                    1995                   1994
                                      Balance    Rate        Balance    Rate         Balance   Rate

Interest bearing deposits:
  NOW/MMDA accounts                    $8,975    2.74%        $9,986    2.98%        $11,772   2.81%
  Savings                               4,677    3.39%         6,167    3.13%          6,849   3.17%
  Certificates of deposit              49,102    5.75%        36,142    5.44%         32,646   4.26%
Total interest bearing deposits        62,754    5.14%        52,295    4.70%         51,267   3.78%
Noninterest bearing                       621                    669                     477
     Total deposits                    63,375                 52,964                  51,744


Borrowings

         Guaranty also uses non-deposit borrowings to fund its residential lending business primarily through its membership in the Federal Home Loan Bank ("FHLB"). The FHLB was established to provide funds to savings institutions that originate residential loans. At June 30, 1996, Guaranty owed $17.5 million to the FHLB and $25.05 million at June 30, 1995. The $17.5 million outstanding at June 30, 1996 were fixed rates ranging from 5.41% to 7.10%, with maturities in 1996 and 1997.

         Guaranty may from time to time also borrow against U.S. government agency and mortgage backed securities using repurchase agreements. Such borrowings are normally short in duration. At June 30, 1996, Guaranty has $6.1 million outstanding with a variable rate of 5.6% and the option to repay at any time without penalty.

         Included in borrowings are the REMIC bonds. In 1987, the Bank entered into a financing transaction known as a REMIC for liquidity purposes. In lieu of selling mortgages for cash, $19.9 million in fixed rate below market mortgages were put in mortgage backed securities, which were then used as collateral for mortgage backed bonds to private investors. The bonds bore a coupon of 8% and were sold at a substantial discount of approximately $3 million. In addition to the discount, approximately $300,000 of expenses were incurred in connection with the transaction. Both the discount and associated expenses were deferred by the Bank in 1987 and are being amortized against income as the underlying mortgages in the mortgage backed bonds repay. The mortgages had an average interest rate of 8.875%. At the time the transaction was entered into it was assumed that the mortgages would repay over a normal repayment period of approximately 12 - 15 years. The total costs charged against net income associated with the REMIC in fiscal years 1996, 1995 and 1994 were $160,000, $124,000 and $968,000 respectively. At June 30, 1996, $3.7 million of bonds remain outstanding versus $4.7 million at June 30, 1995.

         See notes 6, 7 and 8 to the Consolidated Financial Statements.


Liquidity and Capital Resources

         Liquidity is the ability to meet present and future financial obligations either through the sale of existing assets or the acquisition of additional funds through asset and liability management. By regulatory definition, liquid assets include cash, interest bearing deposits with banks, federal funds sold, and government agency and high rated corporate securities with maturities of five years or less. Guaranty is required to maintain liquid assets on an average monthly basis equal to at least 5% of its liquidity base. Liquidity base is further defined as total deposits plus all short term borrowings. At June 30, 1996, Guaranty's liquidity ratio was 8.46%.

         Guaranty's primary sources of funds are deposits, borrowings, and amortization, prepayments and maturities of outstanding loans and mortgaged-backed securities. While scheduled payments from the amortization of loans and mortgaged-backed securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Excess funds are invested in overnight deposits to fund cash requirements experienced in the normal course of business. Guaranty has been able to generate sufficient cash through its deposits as well as borrowings.

         Guaranty uses its sources of funds primarily to meet its on going commitments, to pay deposit withdrawals and fund loan commitments. At June 30, 1996, the total approved loan commitments outstanding amounted to $3.9 million. At the same date, commitments under unused lines of credit amounted to $5.4 million. Certificate of deposits scheduled to mature in one year or less at June 30, 1996 totaled $51.2 million. Management believes that a significant portion of maturing deposits will remain with Guaranty.

         The Bank is subject to OTS regulations requiring savings institutions to meet the following minimum levels of regulatory capital (1) tangible capital of at least 1.5% of total adjusted assets, (2) core capital of 3% of total adjusted assets and (3) risk-based capital of 8% of total risk-weighted assets. At June 30, 1996, the Bank exceeded all such regulatory capital requirements as shown in the following table.



                                            Percent of
(Dollars in thousands)          Amount    Adjusted Assets

Tangible Capital:
Regulatory capital              $6,628         6.01%
Minimum capital requirement      1,655         1.50%
Excess regulatory capital       $4,973         4.51%

Core Capital:
Regulatory capital              $6,628         6.01%
Minimum capital requirement      3,309         3.00%
Excess regulatory capital       $3,319         3.01%

Risk-based Capital:
Regulatory capital              $7,171        13.12%
Minimum capital requirement      4,372         8.00%
Excess regulatory capital       $2,799         5.12%




Impact of Inflation and Changing Prices and Seasonality

         The financial statements in this document have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

         Unlike industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services, since such prices are affected by inflation.


Item 7. Financial Statements

         The following financial statements are filed as a part of this report following Item 13 below:

         Report of Independent Certified Public Accountants

         Consolidated Balance Sheets as of June 30, 1996 and 1995

         Consolidated Statements of Income for the Years Ended June 30, 1996, 1995 and 1994

         Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1996, 1995 and 1994

         Consolidated Statements of Cash Flows for the Years Ended June 30, 1996, 1995 and 1994

         Summary of Accounting Policies

         Notes to Consolidated Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There  were  no  changes  in  or  disagreements   with  accountants  on
accounting and financial disclosure during the last two fiscal years.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Person: Compliance with Section 16(a) of the Exchange Act

         Information set forth under the caption "Election of Directors" in the definitive 1996 Proxy Statements of the Corporation to be subsequently filed with the SEC and furnished to shareholders in connection with its Annual Meeting of Stockholders (the "1996 Proxy Statement") is hereby incorporated by reference.

Executive Officers

         The following information as to the business experience during the past five years is supplied with respect to executive officers of Guaranty. Except as otherwise indicated, the persons named have served as officers of Guaranty since it became the holding company of the Bank, and all offices and positions described below are also with the Bank. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected.

         Thomas P. Baker. Mr. Baker, age 50, is Guaranty's President and Chief Executive Officer and Director, a position he has held since 1990. Prior to joining Guaranty, Mr. Baker served as the President of Investors Savings Bank.

         Kathleen M. Focht. Ms. Focht, age 35, is Guaranty's Chief Financial Officer. She was elected in April 1995. Ms. Focht has been Secretary and Treasurer of Guaranty since 1990. Ms. Focht served as Assistant Vice President and Controller of Guaranty from 1988 until 1991, when she was promoted to Vice President and retained her position as Controller.

         Rita J. Lynch. Ms. Lynch, age 41, is Guaranty's Vice President of Retail Operations. She was elected in May 1995. Ms. Lynch has been employed by Guaranty since October 1989 and prior to her promotion to Vice President, was the Manager of Retail Services. Prior to joining Guaranty, Ms. Lynch was employed by First Union National Bank of N.C.

         Donna W. Richards. Ms. Richards, age 34, is Guaranty's Vice President of Mortgage Lending. She was elected in May 1995. Ms. Richards has been employed by Guaranty since April 1993 and prior to her promotion to Vice President, was the Manager of Loan Originations and Loan Officer. Prior to joining Guaranty, Ms. Richards was employed by Virginia Federal.

Item 10. Executive Compensation

         Information set forth under the headings "Summary of Cash and Certain Other Compensation," "Stock Option Grants," "Option Exercises and Holdings," "Aggregated Options/SAR Exercises in Last Fiscal Year and FY-End Options/SAR Value," "Directors' Fees," and "Employment Agreements" in the 1996 Proxy Statement is hereby incorporated by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         Information  set  forth  under  the  heading  "Security   Ownership  of
Management" and "Security Ownership of Certain Beneficial Owners" in the 1996 Proxy Statement, is incorporated by reference.

Item 12. Certain Relationships and Related Transactions

         Information set forth under the heading "Transactions with Management" in the 1996 Proxy Statement is hereby incorporated by reference.

Item 13. Exhibits and Reports on Form 8-K

         The following documents are attached hereto or incorporated herein by reference as Exhibits:

         (a) Exhibits

     3.1 Amended and Restated Articles of Incorporation of Guaranty Financial Corporation, attached as Exhibit 3.1 to the Registrant's Registration Statement on Form S-4, as amended, Registration No. 33-76064, incorporated herein by reference.

     3.2              Bylaws of Guaranty Financial Corporation, attached as
                      Exhibit 3.2 to Registrant's Registration Statement on Form S-4, as amended, Registration No. 33-76064, incorporated herein by reference.

     10.1 Guaranty Savings and Loan, F.A. 1991 Incentive Plan, attached as Exhibit 10.1 to the Registrant's Registration Statement on Form S-4, as amended, Registration No. 33-76064, incorporated herein by reference.


         (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary





                                               Consolidated Financial Statements
                                                As of June 30, 1996 and 1995 and
                                for the Years Ended June 30, 1996, 1995 and 1994

-------------------------------------------------------------------------------
                                                  Guaranty Financial Corporation

                                                                  and Subsidiary



                                                                        Contents






      Report of Independent Certified Public Accountants                    3

      Financial Statements

        Consolidated Balance Sheets                                         4

        Consolidated Statements of Operations                           5 - 6

        Consolidated Statements of Stockholders' Equity                     7

        Consolidated Statements of Cash Flows                           8 - 9

      Summary of Accounting Policies                                  10 - 18

      Notes to Consolidated Financial Statements                      19 - 37

Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders
Guaranty Financial Corporation
Charlottesville, Virginia

We have audited the consolidated balance sheets of Guaranty Financial Corporation and subsidiary as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guaranty Financial Corporation and subsidiary as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.

As explained in the Summary of Accounting Policies, Guaranty Financial Corporation adopted Statement of Financial Accounting Standards No. 122 and Statement of Financial Accounting Standards No. 109 in the years ended June 30, 1996 and 1994, respectively.



August 22, 1996                              /s/ BDO Seidman, LLP

-------------------------------------------------------------------------------











June 30,                                                       1996                 1995
----------------------------------------------------------------------------------------


   Assets

Cash and cash equivalents                              $  5,431,483          $ 5,752,735
Investment securities (Notes 1 and 6)
  Held-to-maturity                                        3,730,589            4,732,638
  Available for sale                                      9,563,605                  -
Investment in Federal Home Loan Bank stock at
  cost (Note 8)                                           1,360,200            1,360,200
Loans receivable, net (Notes 2, 8 and 10)                84,081,110           75,220,673
Accrued interest receivable                                 711,842              584,242
Real estate owned                                            32,898              122,043
Deferred income taxes (Note 9)                               30,000                  -
Office properties and equipment, net (Note 3)             3,525,199              436,909
Other assets (Note 2)                                     1,693,840            1,251,543
----------------------------------------------------------------------------------------


                                                       $110,160,766          $89,460,983
----------------------------------------------------------------------------------------

-------------------------------------------------------------------------------


                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                                     Consolidated Balance Sheets



June 30,                                                                                1996                 1995
-------------------------------------------------------------------------------------------------------------------


   Liabilities and Stockholders' Equity


Liabilities
  Deposits (Note 4)                                                             $ 74,687,446          $52,460,639
  Bonds payable (Notes 1 and 6)                                                    3,143,844            3,980,562
  Advances from Federal Home Loan Bank
    (Note 8)                                                                      17,500,000           25,050,000
  Securities sold under agreement to
    repurchase (Note 1 and 7)                                                      6,104,000                  -
  Accrued interest payable                                                            99,297               86,279
  Deferred income taxes (Note 9)                                                         -                120,000
  Prepayments by borrowers for taxes and insurance                                   145,730              306,346
  Other liabilities                                                                2,131,300            1,441,418
-------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                103,811,617           83,445,244
-------------------------------------------------------------------------------------------------------------------


Commitments and Contingencies (Notes 11, 14 and 15)
-------------------------------------------------------------------------------------------------------------------


Stockholders' Equity (Notes 12 and 13)
  Preferred stock, par value $1 per share, 500,000
    shares authorized, none issued                                                       -                    -
  Common stock, par value $1.25 per share, 2,000,000
    shares authorized, 919,168 and 915,568 shares issued
    and outstanding                                                                1,148,960            1,144,460
  Additional paid-in capital                                                       1,981,745            1,970,945
  Unrealized loss on available for sale securities (Note 1)                         (279,182)                 -
  Retained earnings - substantially restricted                                     3,497,626            2,900,334
-------------------------------------------------------------------------------------------------------------------


Total stockholders' equity                                                         6,349,149            6,015,739
-------------------------------------------------------------------------------------------------------------------


                                                                                $110,160,766          $89,460,983
-------------------------------------------------------------------------------------------------------------------



   See accompanying summary of accounting policies and notes to consolidated financial statements.

 -------------------------------------------------------------------------------


                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                           Consolidated Statements of Operations




Year Ended June 30,                                                        1996             1995             1994
-------------------------------------------------------------------------------------------------------------------


Interest income
  Loans                                                              $6,441,903       $5,897,002       $5,254,214
  Mortgage-backed securities                                            652,639          495,620          824,082
  Investment securities                                                 498,686          383,555          554,881
  Trading account assets                                                 23,390           12,176           50,695
-------------------------------------------------------------------------------------------------------------------


Total interest income                                                 7,616,618         6,788,353       6,683,872
-------------------------------------------------------------------------------------------------------------------


Interest expense
  Deposits                                                            3,132,660         2,439,585       1,939,300
  Borrowings (Notes 7 and 8)                                          2,059,402         2,223,267       3,133,871
-------------------------------------------------------------------------------------------------------------------


Total interest expense                                                5,192,062         4,662,852       5,073,171
-------------------------------------------------------------------------------------------------------------------


Net interest income                                                   2,424,556         2,125,501       1,610,701

Provision (credit) for loan losses (Note 2)                              56,665           (9,443)          74,047
-------------------------------------------------------------------------------------------------------------------


Net interest income after provision for loan losses                   2,367,891         2,134,944       1,536,654
-------------------------------------------------------------------------------------------------------------------


Other income
  Loan fees and servicing income                                        610,020          651,852          400,133
  Net gain (loss) on sale of loans and securities                       242,866              206         (490,706)
  Service charges on checking                                            90,156           77,542           78,429
  Other                                                                 164,090          142,034          138,244
-------------------------------------------------------------------------------------------------------------------


Total other income                                                    1,107,132          871,634          126,100
-------------------------------------------------------------------------------------------------------------------












                                                                    continued...

-------------------------------------------------------------------------------


                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                           Consolidated Statements of Operations
                                                                     (continued)


Year Ended June 30,                                                        1996             1995             1994
-------------------------------------------------------------------------------------------------------------------


Other expenses
  Personnel (Notes 13 and 14)                                        $1,013,674       $1,194,410       $  941,866
  Occupancy (Note 11)                                                   302,139          310,114          321,456
  Data processing (Note 11)                                             257,038          210,110          199,922
  Deposit insurance premiums                                            190,263          195,818          172,894
  Other                                                                 724,321          619,373          545,515
-------------------------------------------------------------------------------------------------------------------


Total other expenses                                                  2,487,435         2,529,825       2,181,653
-------------------------------------------------------------------------------------------------------------------


Income (loss) before income taxes and
  cumulative effect of change in accounting
  principle                                                             987,588          476,753         (518,899)

Provision for income taxes (Note 9)                                     344,338          100,508         (234,986)
-------------------------------------------------------------------------------------------------------------------


Income (loss) before cumulative effect of
  change in accounting principle                                        643,250          376,245         (283,913)

Cumulative effect of change in accounting
  for income taxes                                                          -                -           (196,000)
-------------------------------------------------------------------------------------------------------------------


Net income (loss)                                                     $  643,250       $  376,245       $(479,913)
-------------------------------------------------------------------------------------------------------------------



Earnings per common share
  Income (loss) before cumulative effect of
    change in accounting principle                                    $      .70        $      .70      $    (.53)
  Cumulative effect of change in accounting
    for income taxes                                                        -                 -              (.37)
-------------------------------------------------------------------------------------------------------------------


                                                                      $      .70      $        .70    $      (.90)
-------------------------------------------------------------------------------------------------------------------



    See accompanying summary of accounting policies and notes to consolidated financial statements.

------------------------------------------------------------------------------


                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                 Consolidated Statements of Stockholders' Equity



                                                                   Unrealized
                                                  Additional         Loss on                            Total
                                    Common          Paid-in       Available for       Retained      Stockholders'
                                     Stock          Capital      Sale Securities      Earnings         Equity
-------------------------------------------------------------------------------------------------------------------


Balance, June 30, 1993             $  671,460      $  335,730   $        -            $3,004,002      $4,011,192

Net loss                                  -               -              -              (479,913)       (479,913)
-------------------------------------------------------------------------------------------------------------------


Balance, June 30, 1994                671,460         335,730            -             2,524,089       3,531,279

Stock options exercised
  (Note 13)                            23,000          57,200            -                   -            80,200

Issuance of common stock
  (Note 12)                           450,000       1,578,015            -                   -         2,028,015

Net income                                -               -              -               376,245         376,245
-------------------------------------------------------------------------------------------------------------------


Balance, June 30, 1995              1,144,460       1,970,945            -             2,900,334       6,015,739

Stock options exercised
  (Note 13)                             4,500          10,800            -                   -            15,300

Cash dividend                             -               -              -               (45,958)        (45,958)

Unrealized loss on
  available for sale
  securities (Note 1)                     -               -         (279,182)                -          (279,182)

Net income                                -               -              -               643,250         643,250
-------------------------------------------------------------------------------------------------------------------


Balance, June 30, 1996             $1,148,960      $1,981,745      $(279,182)         $3,497,626      $6,349,149
-------------------------------------------------------------------------------------------------------------------



     See accompanying summary of accounting policies and notes to consolidated financial statements.

-------------------------------------------------------------------------------


                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                           Consolidated Statements of Cash Flows



Year Ended June 30,                                                        1996             1995             1994
-------------------------------------------------------------------------------------------------------------------


Operating activities
  Net income (loss)                                                   $  643,250      $   376,245     $   (479,913)
  Adjustments to reconcile net income (loss) to net
    cash provided (absorbed) by operating activities
      Provision (credit) for loan losses                                  56,665           (9,443)          74,047
      Depreciation and amortization                                       95,511           93,775          109,250
      Amortization of deferred loan fees                                (136,086)        (123,528)        (148,992)
      Net amortization of premiums and accretion
        of discounts                                                     199,060           54,822          662,379
      Loss (gain) on sale of loans                                      (204,901)          60,367         (152,931)
      Originations of loans held for sale                             (7,203,819)     (11,765,459)     (23,211,491)
      Proceeds from sale of loans                                      7,160,241       11,825,826       23,364,422
      Loss (gain) on sale of mortgage-backed
        securities                                                          -             (36,418)         214,800
      Originations of loans securitized                                     -          (5,596,082)      (4,992,057)
      Proceeds from sale of mortgage-backed securities                      -           5,415,983        6,574,500
      (Gain) loss on sale of securities available for sale              (101,685)            -             155,100
      (Gain) loss on disposal of office properties
        and equipment                                                     (1,341)          (1,806)             -
      Federal Home Loan Bank stock dividends                                -                -            (53,600)
      Loss on sale of held to maturity securities                           -                -            105,300
      (Gain) loss on sale of trading account securities                   63,720          (24,155)        168,437
      Purchases of trading account securities                       (107,346,227)     (43,113,114)    (73,546,348)
      Sales of trading account securities                            107,282,507       43,137,269      73,377,911
      Changes in
        Accrued interest receivable                                     (127,600)         (27,424)         44,109
        Other assets                                                    (442,298)        (192,025)       (310,844)
        Accrued interest payable                                          13,018          (21,951)        (82,399)
        Deferred income taxes                                               -             (87,000)       (307,277)
        Prepayments by borrowers for taxes and insurance               (160,616)          181,671        (156,412)
        Other liabilities                                                689,882         (592,864)       (531,024)
-------------------------------------------------------------------------------------------------------------------


Net cash provided (absorbed) by operating activities                     479,281         (445,311)        876,967
-------------------------------------------------------------------------------------------------------------------





                                                                    continued...

-------------------------------------------------------------------------------


                                                 Guaranty Financial Corporation
                                                                 and Subsidiary

                                          Consolidated Statements of Cash Flows
                                                                    (continued)


Year Ended June 30,                                                        1996             1995             1994
-------------------------------------------------------------------------------------------------------------------


Investing activities
  Proceeds from sales of held to maturity securities                  $          -      $    -          $2,890,700
  Net (increase) decrease in loans                                    (8,486,970)       2,484,824       (7,331,860)
  Principal repayments on held to maturity securities                    998,457        1,260,076        6,128,157
  Purchase of securities available for sale                          (28,399,062)            -          (7,000,000)
  Proceeds from sales of securities available for sale                18,507,960             -           6,838,750
  Purchases of FHLB stock                                                   -                -             (77,300)
  Sale of FHLB stock                                                        -             77,300              -
  Proceeds from sale of office properties and equipment                    4,522          15,389              -
  Purchases of office properties and equipment                        (3,186,982)       (152,668)         (115,878)
-------------------------------------------------------------------------------------------------------------------


Net cash provided (absorbed) by investing activities                 (20,562,075)      3,684,921         1,332,569
-------------------------------------------------------------------------------------------------------------------


Financing activities
  Net increase (decrease) in deposits                                 22,226,807      (1,006,244)        3,446,397
  Repayment of Federal Home Loan Bank advances                       (31,510,000)    (15,200,000)      (15,800,000)
  Proceeds from Federal Home Loan Bank advances                       23,960,000      16,300,000        14,000,000
  Principal payments on bonds payable, including
    unapplied payments                                                  (988,607)       (968,556)       (5,475,702)
  Increase (decrease) in securities sold under
    agreements to repurchase                                           6,104,000             -                -
  Proceeds from issuance of common stock                                  15,300       2,108,215              -
  Dividends paid                                                         (45,958)            -                -
-------------------------------------------------------------------------------------------------------------------


Net cash provided (abosrbed) by financing activities                  19,761,542       1,233,415        (3,829,305)
-------------------------------------------------------------------------------------------------------------------


Increase (decrease) in cash and cash equivalents                        (321,252)      4,473,025        (1,619,769)

Cash and cash equivalents, beginning of year                           5,752,735       1,279,710         2,899,479
-------------------------------------------------------------------------------------------------------------------


Cash and cash equivalents, end of year                               $ 5,431,483     $ 5,752,735        $1,279,710
-------------------------------------------------------------------------------------------------------------------



     See accompanying summary of accounting policies and notes to consolidated financial statements.

-------------------------------------------------------------------------------


                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                                  Summary of Accounting Policies





Nature of Business and Regulatory Environment

Guaranty Financial Corporation (the "Parent Company") is a unitary thrift holding company whose principal asset is its wholly-owned subsidiary, Guaranty Savings & Loan, F.A. (the "Savings Bank"). The Savings Bank provides a full range of banking services to individual and corporate customers. In these financial statements the consolidated group is referred to collectively as "the Corporation".

The Office of Thrift Supervision ("OTS"), is the primary regulator for federally chartered savings associations, as well as savings and loan holding companies.

The Federal Deposit Insurance Corporation ("FDIC") is the federal deposit insurance administrator for both banks and savings associations. The FDIC has specified authority to prescribe and enforce such regulations and issue such orders as it deems necessary to prevent actions or practices by savings associations that pose a serious threat to the Savings Association Insurance Fund.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was effective January 1, 1993. FDICIA contained provisions which allow regulators to impose prompt corrective action on undercapitalized institutions in accordance with a categorized capital-based system.

Principles of Consolidation

The consolidated financial statements include the accounts of Guaranty Financial Corporation and Guaranty Savings & Loan, F.A., its wholly-owned subsidiary, and GMSC, Inc. and Guaranty Investment Corp., wholly-owned subsidiary of the Savings Bank. All material intercompany accounts and transactions have been eliminated in the consolidation. Prior year accounts are reclassified when necessary to conform to current year classifications.

Reorganization

On December 29, 1995, the Savings Bank and the Corporation consummated the reorganization of the Savings Bank into a unitary-thrift holding company structure whereby the Savings Bank became the wholly-owned subsidiary of the Corporation. Each outstanding share of the common stock of the Savings Bank became one share of the common stock of the Corporation. This transaction was accounted for as a pooling of interests.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

-------------------------------------------------------------------------------


                                                 Guaranty Financial Corporation
                                                                 and Subsidiary

                                                 Summary of Accounting Policies
                                                                    (continued)





Investment Securities

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities". The Corporation adopted the provisions of SFAS 115 during the year ended June 30, 1995. The adoption of this Statement had no effect on the operations of the Corporation. SFAS 115 addresses the accounting and reporting of investments in equity securities that have readily determinable fair values and for all investments in debt securities. Investments in securities are to be classified as either held-to-maturity, trading, or available for sale.

Investments in debt securities classified as held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts using the level yield method. Management has a positive intent and ability to hold these securities to maturity and, accordingly, adjustments are not made for temporary declines in their market value below amortized cost. Investment in Federal Home Loan Bank stock is stated at cost.

Investments in debt and equity securities classified as available-for-sale are stated at market value with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of tax effect, until realized.

Investments in debt and equity securities classified as trading are stated at market value. Unrealized holding gains and losses for trading securities are included in the statement of operations.

Gains and losses on the sale of securities are determined using the specific identification method.

Options

Premiums received for writing put and call options are recorded as a liability and are taken into income if the option is closed prior to maturity or expires. Upon exercise of the option, the premium is treated as an adjustment to the basis of the underlying security.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

--------------------------------------------------------------------------------


                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                                  Summary of Accounting Policies
                                                                     (continued)





Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

Loans receivable consists primarily of long-term real estate loans secured by first deeds of trust on single family residences, other residential property, commercial property and land located primarily in the state of Virginia. Interest income on mortgage loans is recorded when earned and is recognized based on the level yield method. The Corporation provides an allowance for accrued interest deemed to be uncollectible, which is netted against accrued interest receivable in the consolidated balance sheets.

The Corporation defers loan origination and commitment fees, net of certain direct loan origination costs, and the net deferred fees are amortized into interest income over the lives of the related loans as yield adjustments. Any unamortized net fees on loans fully repaid or sold are recognized as income in the year of repayment or sale.

Sale of Loans and Participation in Loans

The Corporation is able to generate funds by selling loans and participations in loans to the Federal Home Loan Mortgage Corporation ("FHLMC") and to other insured investors. Under participation servicing agreements, the Corporation continues to service the loans and the participant is paid its share of principal and interest collections.

Effective July 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 122 (SFAS 122), "Accounting for Mortgage Servicing Rights an Amendment of FASB Statement No. 65". SFAS 122 requires entities to allocate the cost of acquiring or originating mortgage loans between the mortgage servicing rights and the loans, based on their relative fair values, if the bank sells or securitizes the loans and retains the mortgage servicing rights. In addition, SFAS 122 requires entities to assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights.

--------------------------------------------------------------------------------


                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                                  Summary of Accounting Policies
                                                                     (continued)





Sale of Loans and Participation in Loans (continued)

The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

Allowance for Possible Loan Losses

The allowance for loan losses is maintained at a level considered by management to be adequate to absorb future loan losses currently inherent in the loan portfolio. Management's assessment of the adequacy of the allowance is based upon type and volume of the loan portfolio, past loan loss experience, existing and anticipated economic conditions, and other factors which deserve current recognition in estimating future loan losses. Additions to the allowance are charged to operations. Loans are charged-off partially or wholly at the time management determines collectibility is not probable. Management's assessment of the adequacy of the allowance is subject to evaluation and adjustment by the Corporation's regulators.

Loans are generally placed on nonaccrual status when the collection of principal or interest is 90 days or more past due, or earlier if collection is uncertain based upon an evaluation of the value of the underlying collateral and the financial strength of the borrower. Loans may be reinstated to accrual status when all payments are brought current and, in the opinion of management, collection of the remaining balance can be reasonably expected. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest.

Effective July 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114 (SFAS 114), "Accounting by Creditors for Impairment of a Loan (as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures"). The effect of adopting these new accounting standards were immaterial to the operating results of the Corporation for the year ended June 30, 1996.

------------------------------------------------------------------------------


                                                Guaranty Financial Corporation
                                                                and Subsidiary

                                                Summary of Accounting Policies
                                                                   (continued)





Allowance for Possible Loan Losses (continued)

Under the new accounting standard, a loan is considered to be impaired when it is probable that the Corporation will be unable to collect all principal and interest amounts according to the contractual terms of the loan agreement. A performing loan may be considered impaired. The allowance for loan losses related to loans identified as impaired is primarily based on the excess of the loan's current outstanding principal balance over the estimated fair market value of the related collateral. For a loan that is not collateral-dependent, the allowance is recorded at the amount by which the outstanding principal balance exceeds the current best estimate of the future cash flows on the loan discounted at the loan's original effective interest rate. Prior to 1995, the allowance for loan losses for all loans which would have qualified as impaired under the new accounting standards was primarily based upon the estimated fair market value of the related collateral.

For impaired loans that are on nonaccrual status, cash payments received are generally applied to reduce the outstanding principal balance. However, all or a portion of a cash payment received on a nonaccrual loan may be recognized as interest income to the extent allowed by the loan contract, assuming management expects to fully collect the remaining principal balance on the loan.

Real Estate Owned

Real estate acquired through foreclosure is initially recorded at the lower of fair value, less selling costs, or the balance of the loan on the property at date of foreclosure. Costs relating to the development and improvement of property are capitalized, whereas those relating to holding the property are charged to expense.

Valuations are periodically performed by management, and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its estimated fair value.

-------------------------------------------------------------------------------


                                                 Guaranty Financial Corporation
                                                                 and Subsidiary

                                                 Summary of Accounting Policies
                                                                    (continued)





Securities Sold Under Agreements to Repurchase

The Corporation enters into sales of securities under agreements to repurchase (reverse repurchase agreements). Fixed-coupon reverse repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the consolidated statements of condition. The dollar amount of securities underlying the agreements remain in the asset accounts.

Office Properties and Equipment

Office properties and equipment are stated at cost less accumulated depreciation and amortization. Provisions for depreciation and amortization are computed using the straight-line method over the estimated useful lives of the individual assets or the terms of the related leases, if shorter, for leasehold improvements. Expenditures for betterments and major renewals are capitalized and ordinary maintenance and repairs are charged to expense as incurred.

Income Taxes

During the year ended June 30, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which required a change from the deferred method to the asset and liabilities method of accounting for income taxes.

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

In computing Federal income taxes, savings banks that meet certain definitional tests and other conditions prescribed by the Internal Revenue Code are allowed, within limitations, to deduct from taxable income an allowance for bad debts based on actual loss experience, a percentage of taxable income (8%) before such deduction or an amount based on a percentage of eligible loans. The cumulative bad debt reserve, upon which no taxes have been paid, was approximately $1,086,000 as of June 30, 1996.

The Corporation has reported the cumulative effect of change in the method of accounting for income taxes as of the beginning of the 1994 fiscal year in the consolidated statement of operations.

--------------------------------------------------------------------------------


                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                                  Summary of Accounting Policies
                                                                     (continued)





Earnings Per Share

Earnings per share is computed based on the weighted average number of shares of common stock outstanding during each period including the assumed exercise of dilutive stock options, and is retroactively adjusted for stock dividends and stock splits. The weighted average number of shares of common stock outstanding for the years ended June 30, 1996, 1995 and 1994 were 917,668, 541,768 and
537,168, respectively.

Statement of Cash Flows

Cash and cash equivalents include Federal funds sold with original maturities of three months or less. Interest paid was approximately $5,179,000, $4,685,000 and $5,156,000 for the years ended June 30, 1996, 1995 and 1994, respectively. Cash paid for income taxes was approximately $180,000, $42,000 and $159,000 for the years ended June 30, 1996, 1995 and 1994, respectively. Real estate acquired in settlement of loans during the years ended June 30, 1996 and 1995 was approximately $33,000 and $122,000, respectively.

Reclassifications

Certain reclassifications have been made in the prior year consolidated financial statements and notes to conform to the 1996 presentation.

New Accounting Pronouncements

In March 1995, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires that long-lived assets and certain intangibles to be held and used by an entity be reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. In addition, SFAS 121 requires long-lived assets and certain intangibles to be disposed of to be reported at the lower of carrying amount or fair value less costs to sell. SFAS 121 is effective for fiscal years beginning after December 15, 1995. Management does not expect the application of this pronouncement to have a material effect on the financial statements of the Corporation.

-------------------------------------------------------------------------------


                                                 Guaranty Financial Corporation
                                                                 and Subsidiary

                                                 Summary of Accounting Policies
                                                                    (continued)





New Accounting Pronouncements (continued)

In October 1995, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for StockBased Compensation." SFAS No. 123 allows companies to continue to account for their stock option plans in accordance with APB Opinion 25 but encourages the adoption of a new accounting method based on the estimated fair value of employee stock options. Companies electing not to follow the new fair value based method are required to provide expanded footnote disclosures, including pro forma net income and earnings per share, determined as if the company had applied the new method. SFAS No. 123 is required to be adopted by the Corporation prospectively beginning July 1, 1996. Management does not expect the application of this pronouncement to have a material effect on the financial statements of the Corporation.

In June 1996, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This
Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. In addition, a transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Management does not expect the application of this pronouncement to have a material effect on the financial statements of the Corporation.

Regulatory Supervisory Agreement

During May 1995, the Savings Bank entered into a Supervisory Agreement with the OTS that required Savings Bank to take specific actions and placed limitations on its growth. Among the actions the Savings Bank agreed to undertake were: revise its business plan to indicate how it will increase its capital levels and review and revise its policies related to interest rate risk, investment activities and liquidity maintenance. In addition, the Savings Bank was required by the agreement to obtain OTS approval prior to making any distribution to the holders of its common stock.

-------------------------------------------------------------------------------


                                                 Guaranty Financial Corporation
                                                                 and Subsidiary

                                                 Summary of Accounting Policies
                                                                    (continued)





Regulatory Supervisory Agreement (continued)

On June 28, 1995, the Savings Bank completed an initial public offering of its common stock resulting in the Corporation being considered "well capitalized" under the prompt corrective action framework of FDICIA (Note 11).

On August 11, 1995, the Savings Bank was granted a waiver of the growth limitations of the Supervisory Agreement allowing growth in accordance with the Corporation's approved business plan.

On May 14, 1996, the May 1995 Supervisory Agreement with the OTS was terminated.

-------------------------------------------------------------------------------


                                                 Guaranty Financial Corporation
                                                                 and Subsidiary

                                     Notes to Consolidated Financial Statements




1.   Investment
     Securities
A summary of the carrying value and estimated market value of mortgage-backed securities is as follows:


June 30, 1996
------------------------------------------------------------------------------------------------------


                                                              Gross           Gross         Estimated
                                            Amortized        Unrealized      Unrealized        Market
                                               Cost            Gains          Losses           Value
------------------------------------------------------------------------------------------------------


Held to Maturity

  Mortgage-backed
    securities                                $ 3,730,589      $148,301    $      -       $ 3,878,890
------------------------------------------------------------------------------------------------------


                                                3,730,589       148,301           -         3,878,890
------------------------------------------------------------------------------------------------------


Available for Sale

  Mortgage-backed
    securities                                  9,992,516           -         428,911       9,563,605
------------------------------------------------------------------------------------------------------


                                                9,992,516           -         428,911       9,563,605
------------------------------------------------------------------------------------------------------


                                              $13,723,105      $111,979      $428,911     $13,442,495
------------------------------------------------------------------------------------------------------



June 30, 1995
------------------------------------------------------------------------------------------------------


                                                                Gross          Gross        Estimated
                                               Carrying        Realized      Unrealized       Market
                                                 Value          Gains         Losses          Value
------------------------------------------------------------------------------------------------------


Held to Maturity

  Mortgage-backed
    securities                                 $4,732,638      $154,750       $   -        $4,887,388
------------------------------------------------------------------------------------------------------


                                               $4,732,638      $154,750       $   -        $4,887,388
------------------------------------------------------------------------------------------------------



-------------------------------------------------------------------------------


                                                 Guaranty Financial Corporation
                                                                 and Subsidiary

                                     Notes to Consolidated Financial Statements
                                                                    (continued)







1.    Investment Securities (continued)

Proceeds from sales of securities available for sale during the years ended June 30, 1996 and 1994 were approximately $18,508,000 and $6,839,000, respectively. The Corporation had no sales of available for sale securities during the year ending June 30, 1995. Gross gains of approximately $101,700 and gross losses of approximately $155,100 were realized on those sales during the years ended June 30, 1996 and 1994, respectively.

Proceeds from sales of trading securities during the years ended June 30, 1996, 1995 and 1994 were approximately $107,283,000, $43,137,000 and $73,378,000, respectively. Gross gains of approximately $209,000, $142,600 and $389,100 and gross losses of approximately $272,700, $118,400 and $557,500 were realized on those sales during the years ended June 30, 1996, 1995, and 1994, respectively.

At June 30, 1996, mortgage-backed securities of approximately $3,731,000 were pledged for bonds payable (Note 6). At June 30, 1996, mortgage-backed securities classified as available for sale with a market value of approximately $6,633,000 were pledged as collateral under repurchase agreements (Note 7).

-------------------------------------------------------------------------------


                                                 Guaranty Financial Corporation
                                                                 and Subsidiary

                                     Notes to Consolidated Financial Statements
                                                                    (continued)





2.    Loans Receivable
Loans receivable are summarized as follows:

June 30,                                                       1996                  1995
-----------------------------------------------------------------------------------------


Residential real estate                                 $66,137,277           $62,174,694
Commercial real estate                                    7,670,148             4,507,978
Construction and land                                     8,813,170             8,886,956
Consumer                                                  5,386,104             4,579,977
------------------------------------------------------------------------------------------


                                                         88,006,699            80,149,605
------------------------------------------------------------------------------------------


Less
  Undisbursed loan funds                                  2,823,774             3,858,164
  Deferred loan fees                                        313,669               323,282
  Allowance for loan losses                                 788,146               747,486
------------------------------------------------------------------------------------------


                                                          3,925,589             4,928,932
------------------------------------------------------------------------------------------


                                                        $84,081,110           $75,220,673
------------------------------------------------------------------------------------------



The allowance for loan losses is summarized as follows:

Balance at June 30, 1993                                                         $745,797
Provision charged to expense                                                       74,047
Net charge-offs or reductions                                                     (66,258)
------------------------------------------------------------------------------------------


Balance at June 30, 1994                                                          753,586
Credit to operations                                                               (9,443)
Net recoveries                                                                      3,343
------------------------------------------------------------------------------------------


Balance at June 30, 1995                                                          747,486
Provision charged to expense                                                       56,665
Net charge-offs or reductions                                                     (16,005)
------------------------------------------------------------------------------------------


Balance at June 30, 1996                                                         $788,146
------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------


                                                 Guaranty Financial Corporation
                                                                 and Subsidiary

                                     Notes to Consolidated Financial Statements
                                                                    (continued)




2.    Loans Receivable (continued)

The Corporation serviced loans for others aggregating approximately $168,437,000 and $169,621,000 at June 30, 1996 and 1995, respectively. Mortgage servicing rights, included in other assets, was approximately $787,000 and $721,000 at June 30, 1996 and 1995, respectively. Mortgage servicing rights of approximately $160,000 were capitalized during the year ended June 30, 1996. No mortgage servicing rights were capitalized during the year ended June 30, 1995.

Gross gains and gross losses on the sale of loans totalling approximately $205,000 and $0, $51,000 and $112,000, $203,000 and $50,000, were realized for the years ended June 30, 1996, 1995 and 1994, respectively. There were no loans classified as held for sale at June 30, 1996 and 1995.

The following information relates to the Corporation's impaired loans which includes troubled debt restructurings that meet the definition of impaired loans as of and for the year ended June 30, 1996:

Impaired loans with a specific allowance                               $493,000
Impaired loans with no specific allowance                                     -
-------------------------------------------------------------------------------


Total impaired loans                                                   $493,000
-------------------------------------------------------------------------------


Total allowance related to impaired loans                              $123,000
Average balance of impaired loans for the period                        496,000
Interest income on impaired loans for the period
  recorded on a cash basis                                                   -

3.    Office Properties and Equipment

Office properties and equipment are summarized as follows:

June 30,                                                            1996                  1995
----------------------------------------------------------------------------------------------


Land                                                          $1,873,386          $        -
Building and leasehold improvements                            1,388,741               305,574
Furniture and fixtures                                           288,575               365,773
Equipment                                                        661,020               637,998
----------------------------------------------------------------------------------------------


                                                               4,211,722             1,309,345
Less accumulated depreciation and amortization                   686,523               872,436
----------------------------------------------------------------------------------------------


Net office properties and equipment                           $3,525,199          $    436,909
----------------------------------------------------------------------------------------------


Commitments for the construction of a new operations center and branch were approximately $924,000 at June 30, 1996.

-------------------------------------------------------------------------------


                                                 Guaranty Financial Corporation
                                                                 and Subsidiary

                                     Notes to Consolidated Financial Statements
                                                                    (continued)




4.    Deposits

Deposits are summarized as follows:


June 30,                                         1996                          1995
----------------------------------------------------------------------------------------------------------------


                                        Amount       Percent          Amount        Percent
-------------------------------------------------------------------------------------------

Passbook, statement savings
  and interest checking
  accounts
    Non-interest bearing             $ 1,349,508        1.8%       $   805,902         1.5%
    2.00 to 3.00%                      5,094,991        6.8          5,011,503         9.6
    3.01 to 4.00%                      7,862,504       10.5          8,819,035        16.8
-------------------------------------------------------------------------------------------


                                      14,307,003       19.1         14,636,440        27.9
-------------------------------------------------------------------------------------------


Certificates:
     0 to 4.00%                          135,997         .2             53,341          .1
  4.01 to 5.00%                          192,804         .3          7,076,118        13.5
  5.01 to 6.00%                       55,491,113       74.3         18,868,053        36.0
  6.01 to 7.00%                        4,560,529        6.1         11,826,687        22.5
-------------------------------------------------------------------------------------------


                                      60,380,443       80.9         37,824,199        72.1
-------------------------------------------------------------------------------------------


                                     $74,687,446      100.0%       $52,460,639       100.0%
-------------------------------------------------------------------------------------------



The  aggregate   amount  of  jumbo   certificates  of  deposit  with  a  minimum
denomination of $100,000 was approximately $4,606,000 and $1,432,000 at June 30, 1996 and 1995, respectively.

Scheduled maturities of certificates are as follows:

June 30,                                   1996                  1995
---------------------------------------------------------------------


Within one year                     $51,209,732           $27,682,073
One to two years                      5,191,895             8,189,909
Two to three years                    1,129,936               957,106
Three to four years                   1,212,076               419,047
Five years and thereafter             1,636,804               576,064
---------------------------------------------------------------------


                                    $60,380,443           $37,824,199
---------------------------------------------------------------------

------------------------------------------------------------------------------


                                                Guaranty Financial Corporation
                                                                and Subsidiary

                                    Notes to Consolidated Financial Statements
                                                                   (continued)





5.    Fair Value of Financial Instruments

The estimated fair values of the Corporation's financial instruments as of June 30, 1996, are as follows:

                                                      Carrying               Fair
                                                        Amount              Value
---------------------------------------------------------------------------------------------------------


Financial assets
  Cash and short-term investments                     $ 5,431,483        $5,431,000
  Securities                                           13,294,194        13,442,000
  Loans, net of allowance for loan losses              84,081,110        82,710,000

Financial liabilities
  Deposits                                             74,687,446        74,590,000
  Advances from Federal Home Loan Bank                 17,500,000        17,500,000
  Securities sold under agreement to
    repurchase                                          6,104,000         6,104,000
  Bonds payable                                         3,143,844               N/A


                                                        Notional              Fair
                                                         Amount               Value
---------------------------------------------------------------------------------------------------------


Unrecognized financial instruments
  Commitments to extend credit                        $3,884,850         $3,885,000
  Forward commitments to purchase
    mortgage-backed securities                         5,795,000          5,822,000



The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and short-term investments

For those short-term investments, the carrying amount is a reasonable estimate of fair value.

Securities

Fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

------------------------------------------------------------------------------


                                                Guaranty Financial Corporation
                                                                and Subsidiary

                                    Notes to Consolidated Financial Statements
                                                                   (continued)





5.    Fair Value of Financial Instruments (continued)

Loan receivables

The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar remaining maturities. This calculation ignores loan fees and certain factors affecting the interest rates charged on various loans such as the borrower's creditworthiness and compensating balances and dissimilar types of real estate held as collateral.

Deposit liabilities

The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the balance sheet date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Advances from Federal Home Loan Bank

For advances that mature within one year of the balance sheet date, carrying value is considered a reasonable estimate of fair value.

The fair values of all other advances are estimated using discounted cash flow analysis based on the Corporation's current incremental borrowing rate for similar types of advances.

Securities sold under agreement to repurchase

Fixed-coupon reverse repurchase agreements are treated as short-term financings. The carrying value is considered a reasonable estimate of fair value.

Bonds payable

Due to the nature and terms (Note 6) of the bonds payable held by GMSC, Inc. at June 30, 1996, it was not deemed practicable to estimate the fair value.

-----------------------------------------------------------------------------


                                               Guaranty Financial Corporation
                                                               and Subsidiary

                                   Notes to Consolidated Financial Statements
                                                                  (continued)





5.    Fair Value of Financial Instruments (continued)

Commitments to extend credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the borrowers. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. Because of the competitive nature of the marketplace loan fees vary greatly with no fees charged in many cases.

Forward Commitments to purchase mortgage-backed securities

Fair values are based on quoted market prices or dealer quotes.

6.    Bonds Payable

In October 1987, GMSC, Inc. issued serial bonds ("the Bonds") collateralized by mortgage-backed securities which are treated as a real estate mortgage investment conduit ("REMIC") under the Internal Revenue Code of 1986 for federal tax purposes. The Bonds are secured by an indenture between GMSC, Inc. and the Bank of New York, acting as trustee for the bondholders. The Bonds are summarized as follows:


June 30,                                                           1996                  1995
----------------------------------------------------------------------------------------------

Serial Bonds
  Class A-2, maturing January 20, 2012, at 8.0%              $1,556,846            $2,778,641
  Class A-3, maturing January 20, 2019, at 8.0%               2,352,811             2,173,634
  Unapplied payments                                           (200,337)             (254,348)
----------------------------------------------------------------------------------------------


                                                              3,709,320             4,697,927
  Less unamortized discount                                    (565,476)             (717,365)
----------------------------------------------------------------------------------------------


                                                             $3,143,844            $3,980,562
----------------------------------------------------------------------------------------------

------------------------------------------------------------------------------


                                                Guaranty Financial Corporation
                                                                and Subsidiary

                                    Notes to Consolidated Financial Statements
                                                                   (continued)





6.    Bonds Payable (continued)

The  Bonds  are  repaid  in  conjunction   with  the  net  cash  flow  from  the
mortgage-backed securities together with the reinvestment income thereon. As a result, the actual life of the Bonds is less than their stated maturities. Interest is paid as incurred on the Class A-2 Bonds and is accrued and added to the principal amount due on the Class A-3 Bonds. The indenture also provides for the establishment of two trust accounts to insure the timely payment of interest, debt maturities, trustee and accounting fees and other expenses. The account established for payment of trustee and accounting fees is included in cash on the statement of condition. The account established for payment of interest and debt maturities is netted with cash and bonds payable on the statement of condition.

7.    Securities Sold Under Agreements to Repurchase

The  following  is  a  summary  of  certain  information   regarding  Guaranty's
repurchase agreements:


June 30,                                                        1996                  1995
------------------------------------------------------------------------------------------


Balance at end of year                                    $6,104,000          $        -
Weighted average interest rate at end of year                  5.65%                   -
Average amount outstanding during the year                $3,111,583            $  782,500
Maximum amount outstanding at any month
  end during the year                                     $9,930,000            $4,230,000


8.    Advances From Federal Home  Loan Bank

Advances from the Federal Home Loan Bank are summarized as follows:

Due in Year Ending
  June 30,
--------------------------------------------------------------------

      1997                                             $12,500,000
      1998                                               5,000,000
--------------------------------------------------------------------

                                                       $17,500,000
--------------------------------------------------------------------


The weighted average interest rate of these advances was 5.93% and 6.67% at June 30, 1996 and 1995, respectively. The advances are collateralized by investment in Federal Home Loan Bank stock and certain mortgage loans with an unpaid balance of approximately $35,097,000 at June 30, 1996.

------------------------------------------------------------------------------


                                                Guaranty Financial Corporation
                                                                and Subsidiary

                                    Notes to Consolidated Financial Statements
                                                                   (continued)





8.    Advances From Federal Home Loan Bank (continued)

Information related to borrowing activity from the Federal Home Loan Bank is as follows:

Year Ending June 30,                            1996            1995           1994
--------------------------------------------------------------------------------------

Maximum amount outstanding during
  the year                                  $28,050,000     $28,250,000    $28,750,000
--------------------------------------------------------------------------------------


Average amount outstanding during
  the year                                  $22,829,000     $26,208,000    $26,017,000
--------------------------------------------------------------------------------------


Average interest rate during the year             6.21%           6.67%          6.63%
--------------------------------------------------------------------------------------



9.    Income Taxes

The provision for income taxes as presented in the consolidated statements of operations for the years ended June 30, 1996, 1995 and 1994 is as follows:

Year Ended June 30,                              1996            1995           1994
---------------------------------------------------------------------------------------


Currently payable                              $344,338        $187,885      $  16,200
Deferred income tax expense (benefit)               -           (87,377)      (251,186)
---------------------------------------------------------------------------------------


                                               $344,338        $100,508      $(234,986)
---------------------------------------------------------------------------------------



A reconciliation of the provision for income taxes computed at the federal statutory income tax rate to the effective rate follows:

Year Ended June 30,                               1996            1995           1994
---------------------------------------------------------------------------------------


Tax expense (benefit) at statutory rate        $335,780        $162,096      $(176,426)
Adjustments
  Effect of state taxes                          39,504          18,880        (20,860)
  Other                                         (30,946)        (80,468)       (37,700)
---------------------------------------------------------------------------------------


                                               $344,338        $100,508      $(234,986)
---------------------------------------------------------------------------------------


-------------------------------------------------------------------------------


                                                 Guaranty Financial Corporation
                                                                 and Subsidiary

                                     Notes to Consolidated Financial Statements
                                                                    (continued)





9.    Income Taxes (continued)

The components of deferred income tax liability are as follows:


June 30,                                                 1996                  1995
-----------------------------------------------------------------------------------


Deferred tax asset
  Bad debt reserves                                  $152,000              $169,000
  Deferred loan fees                                   70,000               123,000
  Excess servicing                                     48,000                68,000
  Available for sale securities                       150,000                   -
  Other                                                65,000                18,000
-----------------------------------------------------------------------------------


Total deferred tax asset                              485,000               378,000
-----------------------------------------------------------------------------------


Deferred tax liability
  GMSC REMIC                                          230,000               277,000
  FHLB stock                                          187,000               187,000
  Other                                                38,000                34,000
-----------------------------------------------------------------------------------


Total deferred tax liability                          455,000               498,000
-----------------------------------------------------------------------------------


Net deferred tax liability (asset)                   $(30,000)             $120,000
-----------------------------------------------------------------------------------


------------------------------------------------------------------------------


                                                Guaranty Financial Corporation
                                                                and Subsidiary

                                    Notes to Consolidated Financial Statements
                                                                   (continued)





10.   Related Party Transactions

In the course of business, the Corporation makes loans to directors, officers and other related parties. These loans are made on substantially the same terms as those prevailing at the time for comparable transactions with the other borrowers.

The following is a summary of loan transactions with directors, officers and other related parties:

June 30,                                            1996                  1995
-------------------------------------------------------------------------------


Balance, at the beginning of year               $291,124              $615,267
Loans to former officers and other
  related parties                                    -                (233,270)
Additional loans                                 197,741                   -
Loan reductions                                  222,244               (90,873)
-------------------------------------------------------------------------------


Balance, at end of year                         $266,621              $291,124
-------------------------------------------------------------------------------



11.   Commitments and Contingencies

Continuing uncertainty exists as to the sufficiency of the Federal Deposit Insurance Corporation's ("FDIC") Savings Association Insurance Fund ("SAIF").
Legislators and thrift regulators are considering alternative methods of strengthening this fund. Virtually all of the existing proposals will require additional funding from the thrifts whose deposits are insured by the FDIC. At June 30, 1996, possible future increases in FDIC insurance costs for the Savings Bank cannot be estimated.

-------------------------------------------------------------------------------


                                                 Guaranty Financial Corporation
                                                                 and Subsidiary

                                     Notes to Consolidated Financial Statements
                                                                    (continued)





11.   Commitments and Contingencies (continued)

The Corporation leases office space under operating leases expiring at various dates through December 1998 and has a contract for the performance of data processing services whose initial term expires in May 1999 and requires minimum payments of $8,100 per month. Future minimum rental and data processing payments required that have initial or remaining noncancelable terms in excess of one year as of June 30, 1996, are as follows:

                                         Amount
------------------------------------------------------------

                                                    Data
Year Ending June 30,            Leases            Processing
------------------------------------------------------------

1997                           $40,698            $ 97,200
1998                            25,655              97,200
1999                            22,956              89,100
2000                             5,763                  -
------------------------------------------------------------


                               $95,072            $283,500
------------------------------------------------------------



Total rental expense amounted to approximately $168,000, $187,000 and $180,000 and total data processing expense amounted to approximately $257,000, $210,000 and $199,900 for the years ended June 30, 1996, 1995 and 1994, respectively.

The Corporation is defendant in various lawsuits incidental to its business. Management is of the opinion that its financial position will not be materially affected by the ultimate resolution of any litigation pending or threatened at June 30, 1996.

12.   Stockholders' Equity

On June 28, 1995, the Corporation completed an initial public offering of its common stock through the sale of 180,000 shares of common stock at a price of $13.00 per share. Proceeds to the Corporation from the offering (net of offering expenses of approximately $312,000) were approximately $2,028,000.

On November 30, 1995, the Board of Directors declared a two-for-one stock split to be distributed on January 31, 1996, to all shareholders of record as of January 15, 1996.

--------------------------------------------------------------------------------


                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)





12.   Stockholders' Equity (continued)

Savings institutions must maintain specific capital standards that are no less stringent than the capital standards applicable to national banks. The OTS regulations currently have three capital standards including (i) a tangible capital requirement, (ii) a core capital requirement, and (iii) a risk-based capital requirement. The tangible capital standard requires savings institutions to maintain tangible capital of not less than 1.5% of adjusted total assets. The core capital standard requires a savings institution to maintain core capital of not less than 4.0% of adjusted total assets. The risk-based capital standard requires risk-based capital of not less than 8.0% of risk-weighted assets.

At June 30, 1996, the Savings Bank met all three regulatory capital requirements applicable to it under Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") and was considered "well capitalized" under the prompt corrective action framework of FDICIA.

The following table presents the Savings Bank's regulatory capital levels at June 30, 1996, relative to the OTS requirements applicable at that date:

                               Amount       Percent        Actual         Actual        Excess
                              Required     Required        Amount        Percent        Amount
-------------------------------------------------------------------------------------------------------------------


Tangible capital              $1,655,000      1.50%       $6,628,000       6.01%     $4,973,000
Core capital                   3,309,000      3.00         6,628,000       6.01       3,319,000
Risk-based capital             4,372,000      8.00         7,171,000      13.12       2,799,000

The Corporation may not declare or pay a cash dividend, or repurchase any of its capital stock if the effect thereof would cause the net worth of the Corporation to be reduced below the net worth requirement imposed by federal regulations.

13.   Stock Option Plan

The Corporation has a noncompensatory stock option plan (the "Plan") designed to provide long-term incentives to key employees.

-------------------------------------------------------------------------------


                                                 Guaranty Financial Corporation
                                                                 and Subsidiary

                                     Notes to Consolidated Financial Statements
                                                                    (continued)




13.   Stock Option Plan (continued)

The following table summarizes vested options outstanding:


Year Ending June 30,                                         1996       1995       1994
------------------------------------------------------------------------------------------
                                        Option Price
------------------------------------------------------------------------------------------

Outstanding at beginning of
  year                                      $4.25            13,600     24,000     16,000
Options vested during year               4.25 - 4.75          4,000      8,000      8,000
Options exercised during year            4.25 - 4.75         (3,600)   (18,400)       -
------------------------------------------------------------------------------------------


Outstanding at end of year              $4.25 - 4.75         14,000     13,600     24,000
------------------------------------------------------------------------------------------



14.   Employee Benefit Plans

Effective February 16, 1989, the Corporation adopted a 401(k) profit-sharing plan in which all employees are eligible to participate after one year of service and are at least twenty-one years of age. Participants may elect to contribute a percentage of their compensation to the plan. The Corporation may make contributions to the plan at its discretion. Corporation contributions are allocated to employee accounts using a systematic formula based on participant compensation. The Corporation contributed approximately $4,600, $5,800 and $4,700 to the plan for the years ended June 30, 1996, 1995 and 1994, respectively.

15.   Financial Instruments With Off-Balance-Sheet Risk

The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, options written and purchased, forward commitments to purchase mortgage-backed securities and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of condition. The contract or notional amounts of these instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. For options purchased, the contract or notional amounts do not represent exposure to credit loss.

-------------------------------------------------------------------------------


                                                 Guaranty Financial Corporation
                                                                 and Subsidiary

                                     Notes to Consolidated Financial Statements
                                                                    (continued)





15.   Financial Instruments With Off-Balance-Sheet Risk (continued)

Unless noted otherwise, the Corporation does not require collateral or other security to support financial instruments with credit risk.

                                                         Contract
                                                      Notional Amount
                                                     at June 30, 1996
----------------------------------------------------------------------


Financial instruments whose contract amounts
  represent credit risk
    Commitments to extend credit                          $9,300,000
    Standby letters of credit written                        218,000

Financial instruments whose contract amount
  represent interest rate risk
    Forward commitment to purchase mortgage-
      backed securities                                   $5,795,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis.

Standby letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Substantially all of the Corporation's loan activity was with customers located in Charlottesville, Virginia and surrounding counties, with approximately 81% of the loans collateralized by one to four family residential properties.

-------------------------------------------------------------------------------


                                                 Guaranty Financial Corporation
                                                                 and Subsidiary

                                     Notes to Consolidated Financial Statements
                                                                    (continued)





16.   Condensed Financial Information of the Corporation (Parent Company Only)

Condensed financial information is shown for the parent company only as follows:

                   Condensed Statements of Financial Condition

June 30,                                                          1996
-----------------------------------------------------------------------


   Assets

Investment in the Savings Bank, at equity                   $6,693,752
Cash                                                            10,000
Prepaid expenses and other assets                               68,979
-----------------------------------------------------------------------


                                                            $6,772,731
-----------------------------------------------------------------------



   Liabilities and Stockholders' Equity

Liabilities                                                 $  144,400
-----------------------------------------------------------------------


Stockholders' Equity
  Common stock                                               1,148,960
  Additional paid-in capital                                 1,981,745
  Retained earnings                                          3,497,626
-----------------------------------------------------------------------


Total stockholders' equity                                   6,628,331
-----------------------------------------------------------------------


                                                            $6,772,731
-----------------------------------------------------------------------


------------------------------------------------------------------------------


                                                Guaranty Financial Corporation
                                                                and Subsidiary

                                    Notes to Consolidated Financial Statements
                                                                   (continued)





16. Condensed Financial Information of the Corporation (Parent Company Only) (continued)

                         Condensed Statements of Income

Year Ended June 30,                                                        1996
--------------------------------------------------------------------------------

Income
  Dividends received from Savings Bank                                 $ 10,000
--------------------------------------------------------------------------------


Total income                                                             10,000
--------------------------------------------------------------------------------


Noninterest expenses                                                    (41,463)
--------------------------------------------------------------------------------


Loss before income tax benefit and equity
  in undistributed net income of the Savings Bank                       (31,463)
Income tax benefit                                                       12,000
--------------------------------------------------------------------------------


Loss before equity in undistributed net income
  of the Savings Bank                                                   (19,463)
Equity in undistributed net income of the
  Savings Bank                                                          662,713
--------------------------------------------------------------------------------


Net income                                                             $643,250
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                                                 Guaranty Financial Corporation
                                                                 and Subsidiary

                                     Notes to Consolidated Financial Statements
                                                                    (continued)





16. Condensed Financial Information of the Corporation (Parent Company Only) (continued)


                       Condensed Statements of Cash Flows

Year Ended June 30,                                                     1996
------------------------------------------------------------------------------

Operating activities
  Net income                                                        $643,250
  Adjustments
    Equity in income of the Savings Bank                            (672,713)
    (Increase) decrease in prepaid and other assets                  (68,979)
    Increase in other liabilities                                    144,400
------------------------------------------------------------------------------


Net cash provided by operating activities                             45,958
------------------------------------------------------------------------------


Investing activities
  Dividends received from Savings Bank                                10,000
------------------------------------------------------------------------------


Net cash provided by investing activities                             10,000
------------------------------------------------------------------------------


Financing activities
  Cash dividends paid on common stock                                (45,958)
------------------------------------------------------------------------------


Net cash absorbed by financing activities                            (45,958)
------------------------------------------------------------------------------


Increase in cash                                                      10,000

Cash, beginning of year                                                  -
------------------------------------------------------------------------------


Cash, end of year                                                   $ 10,000
------------------------------------------------------------------------------


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GUARANTY FINANCIAL CORPORATION



Date:  October 15, 1996            By:   /s/ Thomas P. Baker
                                        --------------------------------------
                                            Thomas P. Baker
                                            President, Chief Executive Officer
                                            and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                                      Title                                Date


/s/ Thomas P. Baker                          President, Chief Executive Officer and           October 15, 1996
-------------------------------------
            Thomas P. Baker                                 Director
                                                 (Principal Executive Officer)
/s/ Kathleen M. Focht                      Chief Financial Officer, Vice President,          October 15, 1996
-------------------------------------
           Kathleen M. Focht                   and Secretary/Treasurer (Principal
                                               Financial and Accounting Officer)
                                                     Chairman of the Board
-------------------------------------
            Douglas E. Caton

/s/ Harry N. Lewis                               Vice Chairman of the Board                   October 15, 1996
-------------------------------------
             Harry N. Lewis

/s/ Charles Borchardt
-------------------------------------                       Director                          October 15, 1996
          Charles R. Borchardt

/s/ Henry J. Browne
-------------------------------------                       Director                          October 15, 1996
            Henry J. Browne

/s/ Robert P. Englander
-------------------------------------                       Director                          October 15, 1996
          Robert P. Englander


-------------------------------------                       Director
              John R. Metz


-------------------------------------                       Director
           James R. Sipe, Jr.

/s/ Oscar W. Smith, Jr.
-------------------------------------                       Director                          October 15, 1996
          Oscar W. Smith, Jr.

