Form 10KSB/A
period 1996-06-30
GUARANTY FINANCIAL CORP /VA/
filed 1996-10-28
CIK 919967

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

                               AMENDMENT NO. 1 TO
                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [___]

         The issuer's gross income for its most recent fiscal year was $8,723,750.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Person: Compliance with Section 16(a) of the Exchange Act

Directors

         The following information sets forth the names, ages, principal occupations and business experience for all directors of Guaranty Financial Corporation ("Guaranty"). The date shown for first election as a director in the information below represents the year in which the nominee or incumbent director was first elected to the Board of Directors of Guaranty or previously to the Board of Directors of Guaranty Savings and Loan (the "Bank"). Unless otherwise indicated, the business experience and principal occupations shown for each nominee or incumbent director has extended five or more years.

         Thomas P. Baker, 50, has been a director since 1990. Mr. Baker has served as the President and Chief Executive Officer of Guaranty since January 1, 1990.

         Charles R. Borchardt, 64, has been a director since 1981. Dr. Borchardt is an oral surgeon practicing in Charlottesville, Virginia, and was President of Drs. Borchardt & Williams, Inc. from 1963 to 1993.

         Henry J. Browne, 64, has been a director since 1976. Mr. Browne is an architect in private practice with studios in Keswick, Virginia, and Boca Grande, Florida. He was President of Browne, Eichmon, Dalgliesh, Gilpin & Paxton, an architecture firm in Charlottesville, Virginia, from March 1958 to April 1996. Mr. Browne is a past director of Farmington Country Club, past president of the Virginia Chapter of the American Institute of Architects and past president of Downtown Charlottesville, Inc.

         Douglas E. Caton, 53, has been a director since 1985 and has been Chairman of the Board since 1990. Mr. Caton has been a commercial real estate developer and President of Management Services Corp., a real estate management company, since 1972. Mr. Caton is a member of the Virginia State Bar and is a Major General in the United States Army Reserve.

         Robert P. Englander, 77, has been a director since 1976.  Mr. Englander
is  President  of  the   Englander   Agency,   a  life   insurance   company  in
Charlottesville, Virginia.

         Harry N. Lewis, 69, has been a director since 1976. Mr. Lewis has been President of Lewis Insurance Agency, Inc., an insurance sales company in Charlottesville, Virginia, since July 1952. He has served as the Vice Chairman of Guaranty's Board of Directors since 1990. Mr. Lewis is an alumnus of the Colgate Darden Graduate School of Business Administration and is a member of the Board of Directors of the United Way. He is also a member of the Board of Directors of Keller & George and is the past president of the Central Virginia Chapter of the C.P.C.U.

         John R. Metz, 58, has been a director since 1980. Mr. Metz has been a pharmacist at Martha Jefferson Hospital in Charlottesville, Virginia, since October 1967. Mr. Metz is a member of the Board of Directors of the Virginia Pharmaceutical Association Research and Education Foundation.

         James R. Sipe, Jr., 40, was appointed to the Board of Directors on June 27, 1996. Mr. Sipe is an associate broker with Prudential Funkhouser & Associates, a real estate sales company in Harrisonburg, Virginia.

         Oscar W. Smith, Jr., 66, has been a director since 1976. Mr. Smith is President of K-B Management Co., Charlottesville, Virginia. Mr. Smith is a director of Smith/Eastman, Inc. and is the past president of the Albemarle
County Rotary Club. He is a master mason and the past president of the University of Virginia Touchdown Club.

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

         Kathleen M. Focht, 36, was appointed Chief Financial Officer of Guaranty in April 1995. Ms. Focht has been Secretary and Treasurer of Guaranty since October 1989. Ms. Focht served as Assistant Vice President and Controller of Guaranty from 1988 until 1991, when she was promoted to Vice President and retained her position as Controller.

         Rita J. Lynch, 41, was appointed Guaranty's Vice President of Retail Operations in May 1995. From October 1989 until May 1995, Ms. Lynch served as Guaranty's Manager of Retail Services.

         Donna W. Richards, 33, was appointed Guaranty's Vice President of Mortgage Lending in April 1995. Ms. Richards has been employed by Guaranty since April 1993 and has served in the past as Manager of Loan Originations and Loan Officer. From December 1991 to April 1993, she was a Senior Loan Processor for Virginia Federal.

         Rex L. Smith, 38, was appointed Guaranty's Senior Vice President - Commercial Lending, in September 1996. From March 1993 until August 1996, he was Vice President/Senior Business Manager of Crestar Financial Corporation. From September 1991 to March 1993, he was Division Manager/Acquisition Analyst of Virginia Capital Group.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Guaranty's directors and executive officers, and any persons who own more than 10% of Guaranty Common Stock, to file with the Securities and Exchange Commission ("SEC") reports of ownership and changes in ownership of common stock. Officers and directors are required by SEC regulation to furnish Guaranty with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such reports furnished to Guaranty or written representation that no other reports were required, Guaranty believes that, during fiscal year 1996, all filing requirements applicable to its officers and directors were complied with except that Douglas A. Caton, Director, inadvertently filed one late report on Form 4 in April 1996 covering the purchase of 900 shares of Guaranty Common Stock in March 1996 and Henry J. Browne, Director, inadvertently filed one late report on Form 4 in May 1996 covering the purchase of 500 shares of Guaranty Common Stock in March 1996.


Item 10. Executive Compensation

Summary of Cash and Certain Other Compensation

         The following table shows, for the fiscal years ended June 30, 1994, 1995 and 1996, the cash compensation paid by Guaranty, as well as certain other compensation paid or accrued for those years, to the named Executive Officer in all capacities in which he served:

                                          Summary Compensation Table

                                                              Annual Compensation(1)
     Name and Principal Position            Year             Salary             Bonus      All Other Compensation(2)
     ---------------------------            ----             ------             -----      -------------------------

Thomas P. Baker                             1996               $113,700          -0-              $1,137
President and                               1995                113,700          -0-               1,137
Chief Executive Officer                     1994                113,700          -0-               1,421


(1) All benefits that might be considered of a personal nature did not exceed the lesser of $50,000 or 10% of total annual salary and bonus for the officer named in the table.
(2) Amounts reflect Guaranty's matching contribution under its Section 401(k) retirement plan.


Stock Option Grants

         Guaranty's named Executive Officer was not granted stock options or stock appreciation rights during the fiscal year ended June 30, 1996.

Option Exercises and Holdings

         Set forth in the table below is information concerning each exercise of stock options during the fiscal year ended June 30, 1996 by the named Executive Officer and the year end value of unexercised options.

              Aggregated Options/SAR Exercises in Last Fiscal Year
                          and FY-End Options/SAR Value


                                                             Number of Securities            Value of Unexercised
                                                            Underlying Unexercised               In-The-Money
                                                                 Options/SARs                    Options/SARs
                                                                at FY-END(#) (1)               at FY-End ($) (2)
                                                                ----------------               -----------------

                      Shares Acquired        Value
       Name           On Exercise (#)    Realized ($)    Exercisable    Unexercisable   Exercisable    Unexercisable
       ----           ---------------    ------------    -----------    -------------   -----------    -------------

  Thomas P. Baker          3,600            11,700         14,000            -0-           41,500           -0-
---------------

(1)      Each of these options relates to Guaranty Common Stock.
(2) These values are based on $7.50, the closing price of Guaranty Common Stock on June 30, 1996.



Directors' Fees

         Directors, excluding directors who are officers of Guaranty, received fees of $450 for each meeting of the Board of Directors attended and $300 for each Compensation, Planning and Audit Committee meeting attended during fiscal 1996. Mr. Caton, who is an ex officio of all Committees and devotes additional time to Guaranty's affairs as Chairman of the Board of Directors, received a fee of $25,200 in the fiscal year ended June 30, 1996 in lieu of any fees for attending Board of Directors and Committee meetings.

Employment Agreements

         Guaranty and Thomas P. Baker are parties to an employment agreement that provides for Mr. Baker to serve as President and Chief Executive Officer of Guaranty. The agreement is for a three year-period ending June 30, 1997 and provides for a base salary of $105,000, which the Board of Directors may increase. If Mr. Baker's employment is terminated for reasons other than cause or if substantially all of Guaranty's assets and liabilities are transferred to another financial institution and either Mr. Baker does not become an employee of the transferee or his employment by the transferee terminates for any reason within six months of the transfer, he will be entitled to receive severance pay equal to one-half of his annual base salary in effect at the time.

         If termination of employment due to a change in control had occurred in fiscal 1996, Mr. Baker would be entitled to severance payments amounting to approximately $56,850.



Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Management

         The following table sets forth information as of October 1, 1996 regarding the number of shares of Guaranty Common Stock beneficially owned by all directors and by all directors and executive officers as a group. Beneficial ownership includes shares, if any, held in the name of the spouse, minor children or other relatives of the nominee living in such person's home, as well as shares, if any, held in the name of another person under an arrangement whereby the director or executive officer can vest title in himself at once or at some future time.


                                         Common Stock            Percentage of
      Name                            Beneficially Owned            Class
      ----                            ------------------            -----
Directors

Thomas P. Baker (1)                        20,800                   2.26%
Charles R. Borchardt                       23,564                   2.56
Henry J. Browne                            31,662                   3.44
Douglas E. Caton                          252,840                  27.51
Robert R. Englander                         9,760                   1.06
Harry N. Lewis                              4,888                    .53
John R. Metz                               13,192                   1.44
James R. Sipe, Jr.                            100                    .01
Oscar W. Smith, Jr.                        19,234                   2.09

All present executive
  officers and directors
  as a group (12 Persons)                 377,020                  41.02%

--------------------

         (1) Includes beneficial ownership of 14,000 shares issuable upon the exercise of stock options exercisable within 60 days of October 1, 1996.


Security Ownership of Certain Beneficial Owners

         Douglas E. Caton, 4 Deer Park, Earlysville, Virginia owns 252,840 shares or 27.51% of the Common Stock of Guaranty. To the knowledge of Guaranty, no other person owns 5% or more of the Common Stock of Guaranty.


Item 12. Certain Relationships and Related Transactions

         Some of the directors and officers of Guaranty are at present, as in the past, customers of Guaranty, and Guaranty has had, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their associates, on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others. These transactions do not involve more than the normal risk of collectibility or present other unfavorable features. The largest aggregate outstanding balance of loans to directors, executive officers and their associates, as a group in the fiscal year ended June 30, 1996 was approximately $491,276. Such balances totaled $266,621 at June 30, 1996, or 4.2% of Guaranty's equity capital at that date.

         There are no legal proceedings to which any director, officer, principal shareholder or associates is a party that would be material and adverse to the Bank.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GUARANTY FINANCIAL CORPORATION



Date:  October 24, 1996            By:   /s/ Thomas P. Baker
                                        --------------------------------------
                                            Thomas P. Baker
                                            President, Chief Executive Officer
                                            and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                                      Title                                Date


/s/ Thomas P. Baker                          President, Chief Executive Officer and           October 24, 1996
-------------------------------------                       Director
            Thomas P. Baker                      (Principal Executive Officer)

/s/ Kathleen M. Focht                      Chief Financial Officer, Vice President,           October 24, 1996
-------------------------------------          and Secretary/Treasurer (Principal
           Kathleen M. Focht                   Financial and Accounting Officer)


/s/ Douglas E. Caton                               Chairman of the Board                      October 24, 1996
-------------------------------------
            Douglas E. Caton

/s/ Harry N. Lewis                               Vice Chairman of the Board                   October 24, 1996
-------------------------------------
             Harry N. Lewis

/s/ Charles Borchardt
-------------------------------------                       Director                          October 24, 1996
          Charles R. Borchardt

/s/ Henry J. Browne
-------------------------------------                       Director                          October 24, 1996
            Henry J. Browne

/s/ Robert P. Englander
-------------------------------------                       Director                          October 24, 1996
          Robert P. Englander

/s/ John R. Metz                                                                              October 24, 1996
-------------------------------------                       Director
              John R. Metz

/s/ James R. Sipe, Jr.                                                                        October 24, 1996
-------------------------------------                       Director
           James R. Sipe, Jr.

/s/ Oscar W. Smith, Jr.
-------------------------------------                       Director                          October 24, 1996
          Oscar W. Smith, Jr.

