Form 10QSB
period 1996-09-30
GUARANTY FINANCIAL CORP /VA/
filed 1996-11-14
CIK 919967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934




         For Quarter Ended                     Commission File No. 33-76064
         September 30, 1996




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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___ (not subject to filing requirements for the past 90 days).
            As of November 13, 1996, 924,008 shares were outstanding.

                         GUARANTY FINANCIAL CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX

Part I.  Financial Information                                                                   Page No.
Item 1   Financial Statements

         Consolidated Statements of Financial Condition
         as of September 30, 1996 and June 30, 1996......................................................3

         Consolidated Statements of Operations for the
         Three Months Ended September 30, 1996 and 1995..................................................4

         Consolidated Statements of Cash Flows for the
         Three Months Ended September 30, 1996 and 1995..................................................5

         Notes to Consolidated Financial Statements......................................................7

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................................................9

Part II.  Other Information

Item 1   Legal Proceedings..............................................................................12

Item 2   Changes in Securities..........................................................................12

Item 3   Defaults upon Senior Securities................................................................12

Item 4   Submission of Matters to a Vote of Securitiy Holders...........................................12

Item 5   Other Information..............................................................................12

Item 6   Exhibits and Reports on Form 8-K...............................................................12

         Signatures.....................................................................................13



                                     GUARANTY FINANCIAL CORPORATION
                                  CONSOLIDATED STATEMENTS OF CONDITION
                                             (In Thousands)


                                                                             SEPTEMBER 30,    JUNE 30,
                                                                                 1996           1996

                                                                            -----------------------------

ASSETS                                                                        (Unaudited)
Cash and cash equivalents                                                        $6,480           $5,431
Investment securities
   Held-to-maturity                                                               3,529            3,731
   Available for sale                                                            11,416            9,564
Investment in FHLB stock at cost                                                  1,360            1,360
Loans receivable, net                                                            86,132           84,081
Accrued interest receivable                                                         725              712
Real estate owned                                                                   130               33
Office properties and equipment, net                                              3,963            3,525
Other assets                                                                      1,494            1,724
                                                                            ------------    -------------
          Total assets                                                         $115,229         $110,161
                                                                            ============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   NOW/MMDA accounts                                                            $10,331           $9,653
   Savings accounts                                                               5,047            4,654
   Certificates of deposit                                                       63,278           60,380
                                                                            ------------    -------------
                                                                                $78,656          $74,687
Bonds payable                                                                     3,006            3,144
Advances from Federal Home Loan Bank                                             22,500           17,500
Securities sold under agreement to repurchase                                     2,920            6,104
Accrued interest payable                                                             65               99
Deferred income taxes                                                                44                0
Payments by borrowers for taxes and insurance                                       319              146
Other liabilities                                                                 1,382            2,131
                                                                            ------------    -------------
          Total liabilities                                                    $108,892         $103,811
                                                                            ------------    -------------

STOCKHOLDERS' EQUITY
Preferred stock, par value $1 per share, 500,000
   shares authorized, none issued
                                                                            -               -
Common stock, par value $1.25 per share,
   4,000,000 shares authorized, 919,168 issued
   and outstanding                                                               $1,149           $1,149
Additional paid-in capital                                                        1,981            1,982
Net unrealized gain (loss) on securities
    avaiable for sale                                                             (258)            (279)
Retained earnings                                                                 3,465            3,498
                                                                            ------------    -------------
          Total stockholders' equity                                             $6,337           $6,350
                                                                            ------------    -------------
Total liabilities and stockholders' equity                                     $115,229         $110,161
                                                                            ============    =============

                         GUARANTY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)


                                                                         Three Months
                                                                             Ended
                                                                         September 30,
                                                                -----------------------------
                                                                   1996             1995
                                                                ------------    -------------
                                                                              (unaudited)

Interest income
   Loans                                                             $1,740           $1,553
   Mortgage-backed securities                                           283              118
   Investment securities                                                136              127
   Trading account assets                                                 0               17
                                                                ------------    -------------
Total interest income                                                $2,159           $1,815
                                                                ------------    -------------

Interest expense
   Deposits                                                             968              685
   Borrowings                                                           475              560
                                                                ------------    -------------
Total interest expense                                               $1,443           $1,245
                                                                ------------    -------------

Net interest income                                                     716              570

Provision (credit) for loan losses                                       46              (4)
                                                                ------------    -------------

Net interest income after provision
      for loan losses                                                   670              574

Other income
   Loan fees and servicing income                                       149              139
   Gain (loss) on sale of loans and securities                           68               77
   Service fees on checking                                              25               21
   Other                                                                 32               25
                                                                ------------    -------------
Total other income                                                      274              262
                                                                ------------    -------------

Other expenses
   Personnel                                                            294              257
   Occupancy                                                             58               79
   Data processing                                                       76               68
   BIF/SAIF premium disparity assessment                                347                0
   Deposit insurance premiums                                            54               51
   Other                                                                166              143
                                                                ------------    -------------
Total other expenses                                                    995              598
                                                                ------------    -------------

Income before income taxes                                             (51)              238
                                                                ------------    -------------

Provision for income taxes                                             (18)               83
                                                                ------------    -------------

Net income                                                             (33)              155
                                                                ============    =============

Earnings per common share                                            (0.04)             0.17
                                                                ============    =============


                         GUARANTY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Three Months Ended September 30, 1995 and 1996
                                 (In Thousands)

                                                                                        1996             1995
                                                                                 ------------    -------------

Operating activities
     Net Income                                                                         (33)              155
     Adjustments to reconcile net income to net cash provided
         (absorbed) by operating activities:
         Provision for loan losses                                                        46              (4)
         Depreciation and amortization                                                    32               23
         Amortization of deferred loan fees                                               30               27
         Net amortization of premiums and accretion of discounts                          31               48
         Loss (gain) on sale of loans                                                   (77)                0
         Originations of loans held for sale                                         (4,364)                0
         Proceeds from sale of loans                                                   4,371                0
         Loss (gain) on sale of mortgage-backed securities                              (20)             (38)
         Loss (gain) on sale of securities available for sale                              0              (4)
         (Gain) loss on disposal of office properties and equipment                        0              (1)
         (Gain) loss on sale of trading securities                                        28             (34)
         Purchase of trading securities                                             (24,065)         (24,913)
         Sales of trading securities                                                  24,037           24,947
         (Gain) loss on sale of real estate owned                                          1                0
         (Increase) decrease in real estate owned                                       (97)             (45)
         Changes in:
             Accrued interest receivable                                                (14)             (62)
             Other assets                                                                213              112
             Accrued interest payable                                                   (34)                1
             Prepayment by borrowers for taxes and insurance                             173              121
             Other liabilities                                                         (749)              144
                                                                                 ------------    -------------

Net Cash provided (absorbed) by operating activities                                   (491)              477
                                                                                 ------------    -------------

Investing activities
     Net (increase) decrease in loans                                                (2,110)          (3,871)
     Mortgage- backed securities principal repayments                                    317              282
     Purchase of mortgage-backed securities                                          (3,940)          (4,079)
     Proceeds from sale of mortgage-backed securities                                  2,005            4,113
     Purchase of securities available for sale                                             0          (4,003)
     Proceeds from sales of securities available for sale                                  0            2,008
     Proceeds from sale of office equipment                                                0                5
     Purchase of office properties and equipment                                        (65)             (15)
     Disbursement on construction of office building                                   (279)                0
     Purchase of land                                                                    (3)                0
                                                                                 ------------    -------------

Net cash provided (absorbed) by investing activities                                 (4,075)          (5,560)
                                                                                 ------------    -------------

                         GUARANTY FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued




Financing activities
     Net increase (decrease) in deposits                                               3,968            3,616
     Repayment of FHLB advances                                                            0          (3,000)
     Proceeds from FHLB advances                                                       5,000            3,000
     Increase (decrease) in securities sold under agreement to repurchase            (3,184)            1,875
     Principal payments on bonds payable, including unapplied payments                 (169)            (298)
                                                                                 ------------    -------------

Net cash provided (absorbed) by financing activities                                   5,615            5,193
                                                                                 ------------    -------------

Increase (decrease) in cash and cash equivalents                                       1,049              110
                                                                                 ------------    -------------

Cash and cash equivalents, beginning of period                                         5,431            5,753
                                                                                 ------------    -------------

Cash and cash equivalents, end of period                                               6,480            5,863
                                                                                 ============    =============

                         GUARANTY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Three Months ended September 30, 1996 and 1995



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

Note 3  New Accounting Pronouncements

In March 1995, the FASB issued its Statements of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires that long-lived assets and certain intangibles to be held and used by an entity be reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. In addition SFAS 121 requires long-lived assets and certain intangibles to be disposed of to be reported at the lower of carrying amount or fair value less costs to sell. SFAS 121 is effective for fiscal years beginning after December 15, 1995. Management does not expect the application of this pronouncement to have a material effect on the financial statements of Guaranty.

In May 1995, the FASB issued its Statement of Financial Accounting Standards No. 122 ("SFAS 122"), "Accounting for Mortgage Servicing Rights an Amendment of FASB Statement No. 65." SFAS 122 requires entities that acquire mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with the servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. In addition, SFAS 122 requires entities to assess their capitalized mortgage servicing rights for impairment based on the fair value of those rights. SFAS 122 is effective for fiscal years beginning after December 15, 1995. Guaranty elected early adoption and recorded a gain of $161, 000 in fiscal year 1996 on the sale of $12.2 million mortgage loans.

In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued. The statement is effective for fiscal years beginning after December 15, 1995. The statement encourages, but does not require, companies to expense the fair value of employee stock options, based on the fair value on the date of the grant. Companies that elect to continue to follow existing accounting rules (the intrinsic value method which often results in no compensation results) must provide pro forma disclosures of net income and earnings per share which would have been had the new fair value method been used. In addition, SFAS 123 requires all companies to make significantly more disclosures regarding employee stock options than is currently required. Guaranty plans to adopt the disclosure requirements only of SFAS 123 effective July 1, 1997.

In June 1996, the FASB issued its Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of

Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. In addition, a transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities after December 31, 1996, and is to be applied prospectively. Management does not expect the application of this pronouncement to have a material effect on the financial statements of Guaranty.

ITEM 2              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Changes in Financial Condition

Deposit growth during the three months ended September 30, 1996 enabled Guaranty to increase assets. Total assets increased by $5.1 million, or 4.6%, from $110.2 million at June 30, 1996 to $115.2 million at September 30, 1996. This deposit growth of all local funds, was invested in mortgage-backed securities and in local residential mortgage loans.

Cash and cash equivalents increased $1.0 million, or 19.32%, to $6.5 million at September 30, 1996.

Investment securities, at September 30, 1996, increased by $1.65 million, or 11.3%, to $16.3 million from June 30, 1996. Since loan growth was not increasing at the rate of deposit growth, the excess funds were invested in mortgage-backed securities. Included in the investment portfolio are $3.5 million of mortgage-backed securities, classified as held to maturity, which collateralize the bonds payable, $11.4 million of GNMA and FHLMC mortgage-backed securities classified as available for sale and $1.4 million of Federal Home Loan Bank stock, recorded at cost.

The loan portfolio consists primarily of mortgage loans, the majority of which are residential first mortgage loans. Of the $87.3 million of gross loans outstanding at Septemebr 30, 1996, 85.1% represent residential first mortgages. Net loans were $86.1 million at September 30, 1996, a 2.44% increase in net loans of $84.1 million at June 30, 1996.

Real estate owned increased by $97 thousand to $130 thousand, or 294% at September 30, 1996 from $33 thousand at June 30, 1996. These are assets acquired through foreclosure and at September 30, 1996 consisted of two properties. Both properties are guaranteed by FHA/VA, and no significant losses are expected.

Deposits increased by $3.97 million, or 5.31% between June 30, 1996 and September 30, 1996. The the majority of the growth was in certificates of deposit, which increased $2.9 million at September 30, 1996. This growth, which is all local funds, is a reflection of increased marketing, consolidation of other financial institutions in Charlottesville, and a favorable deposit environment.

Office properties and equipment increased $438 thousand, or 12.4% since June 30, 1996. This increase is due to the construction in progress on the new operations center and fourth retail branch which is located on the east side of Charlottesville on Pantops mountain. The construction is expected to be completed the end of November 1996.

Other borrowed money decreased $3.2 million, or 52.16%, while Federal Home Loan Bank advances increased $5.0 million, or 28.57%, from June 30, 1996. A two year advance was made in September to extend short term borrowing to match asset maturites.


Results of Operations

Net Income

Guaranty reported a net loss of $33 thousand for the three months ended September 30, 1996 compared to net income of $155 thousand for the same period in 1995. This decrease in earnings is due to the Federal legislation enacted in September 1996 to recapitalize the Savings

Association Insurance Fund ("SAIF"). The one-time special assessment based on deposits of March 31, 1995 equaled $347 thousand for Guaranty.

Net income, excluding the special assessment, for the quarter ending September 30, 1996 was $192 thousand. An increase of $37 thousand or 23.87% over the same period in 1995. This increase is the result of an increase in the net interest margin.


Net Interest Income

Net interest income increased by $146 thousand or 25.61%, in the three months ended September 30, 1996 to $716 thousand compared to $570 thousand in the same period in 1995. Average earning assets increased to $108.0 million for the three months ended September 30, 1996 compared to an average of $95.6 million for fiscal year June 30, 1996. The average rate earned also increase for the quarter ended September 30, 1996 to 8.00% from 7.97% at June 30, 1996. Average interest bearing liabilities also increased for the three months ended September 30, 1996 to $104.5 million from an averge of $91.2 million for fiscal year 1996 while the average rate paid decreased 17 basis points to 5.52%. The majority of this improvement in net interest income is due to the decrease in the rate paid on borrowed money. The average rate paid on FHLB advances and other borrowings decreased 49 basis point to 5.54% for the three months ended September 30, 1996 from 6.03% for fiscal year 1996.


Provision for loan losses

Management analyzes the potential risk of loss on the Company's loan portfolio, given the loan balances and the value of the underlying collateral. The allowance for loan losses is reviewed monthly and based on the loan classification system, which classifies problem loans as substandard, doubtful, or loss, additional provisions are added when necessary. Based on this evaluation, Guaranty recorded a provision of $46 thousand for the three months ended September 30, 1996. For the same three month period in 1995, Guaranty had a credit to the loss provision of $4 thousand due to recoveries on loans previously expensed as a loss. As of September 30, 1996 the total allowance for loan losses amounted to $834 thousand of which $677 thousand was not specifically allocated to identified problem loans.

Non-Interest Income

Non-interest income for the three months ended September 30, 1996 was $274 thousand, an increase of $12 thousand, or 4.58%, over non-interest income for the same period one year ago. This increase was from loan fees and servicing income.


Non-Interest Expense

Non-interest expense increased $50 thousand, or 8.36%, for the three months ended September 30, 1996 compared to the three month period ended September 30, 1995 from $598 thousand to $648 thousand. The majority of this increase was in personnel expense. Additional personnel have been hired to staff the new retail branch opening in December 1996 and to begin consumer and commercial lending.

Income Tax Expense

Due to a net loss, Guaranty recognized an income tax credit of $18,000 for the three months ended September 30, 1996 compared to income tax expense of $83,000 for the comparable period in 1995.

Liquidity and Capital Resources

Liquidity is the ability to meet present and future financial obligations either through the sale of existing assets or the acquisition of additional funds through asset and liability management. By regulatory definition, liquid assets include cash, interest bearing deposits with banks, federal funds sold, and government agency and high rated corporate securities with maturities of five years or less. Guaranty is required to maintain liquid assets on an average monthly basis equal to at least 5% of its liquidity base. Liquidity base is further defined as total deposits plus all short term borrowings. At September 30, 1996, Guaranty's liquidity ratio was 5.46%.

Guaranty's primary sources of funds are deposits, borrowings, and amortization, prepayments and maturities of outstanding loans and mortgage-backed securities. While scheduled payments from the amortization of loans and mortgage-backed securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Excess funds are invested in overnight deposits to fund cash requirements experienced in the normal course of business. Guaranty has been able to generate sufficient cash through its deposits as well as borrowings.

Guaranty uses its sources of funds primarily to meet its on going commitments, to pay deposit withdrawals and fund loan commitments. At September 30, 1996, the total approved loan commitments outstanding amounted to $5.2 million. At the same date, commitments under unused lines of credit amounted to $5.8 million. Certificate of deposits scheduled to mature in one year or less at September 30, 1996 totaled $51.2 million. Management believes that a significant portion of maturing deposits will remain with Guaranty.

Guaranty is subject to OTS regulations requiring savings institutions to meet the following minimum levels of regulatory capital (1) tangible capital of at least 1.5% of total adjusted assets, (2) core capital of 3% of total adjusted assets and (3) risk-based capital of 8% of total risk-weighted assets. At September 30, 1996, Guaranty exceeded all such regulatory capital requirements as shown in the following table.



                                                                                        Percent of
(Dollars in thousands)                                        Amount               Adjusted Assets
---------------------------------------------------------------------------------------------------
Tangible Capital:
Regulatory capital                                            $6,596                         5.71%
Minimum capital requirement                                    1,732                         1.50%
---------------------------------------------------------------------------------------------------
Excess regulatory capital                                     $4,864                         4.21%
---------------------------------------------------------------------------------------------------

Core Capital:
Regulatory capital                                            $6,596                         5.71%
Minimum capital requirement                                    3,465                         3.00%
---------------------------------------------------------------------------------------------------
Excess regulatory capital                                     $3,131                         2.71%
---------------------------------------------------------------------------------------------------

Risk-based Capital:
Regulatory capital                                            $7,273                        12.78%
Minimum capital requirement                                    4,392                         8.00%
---------------------------------------------------------------------------------------------------
Excess regulatory capital                                     $2,881                         4.78%
---------------------------------------------------------------------------------------------------


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

         (b)      Reports on Form 8-K - None

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         GUARANTY FINANCIAL CORPORATION




Date:   November 13, 1996            By:/s/ Thomas P. Baker
                                        -------------------
                                        Thomas P. Baker
                                        President and Chief Executive Officer



Date:   November 13, 1996             By:/s/ Kathleen M. Focht
                                         ---------------------
                                         Kathleen M. Focht
                                         Vice President, Secretary, Treasurer,
                                         and Chief Financial Officer