Form 10QSB
period 1996-12-31
GUARANTY FINANCIAL CORP /VA/
filed 1997-02-14
CIK 919967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



        For Quarter Ended                      Commission File No. 33-76064
        December 31, 1996




                         GUARANTY FINANCIAL CORPORATION




         Virginia                                        54-1786496
(State or other Jurisdiction of                      (I.R.S. Employer
incorporation or organization)                        Identification No.)



                1658 State Farm Blvd., Charlottesville, VA 22911
                     (Address of Principal Executive Office)


                                 (804) 970-1100
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___ (not subject to filing requirements for the past 90 day days).

         As of February 12, 1997, 1,499,008 shares were outstanding.

                         GUARANTY FINANCIAL CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX

Part I.  Financial Information                                          Page No.

Item 1   Financial Statements

         Consolidated Statements of Financial Condition
         as of December 31, 1996 and June 30, 1996   .        .        .     3

         Consolidated Statements of Operations for the
         Three Months and the Six Months Ended
         December 31, 1996 and 1995 .      .         .        .        .     4

         Consolidated Statements of Cash Flows for the
         Six Months Ended December 31, 1996 and 1995 .        .        .     5

         Notes to Consolidated Financial Statements  .        .        .     7

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations.        .        .        .     9

Part II. Other Information

Item 1   Legal Proceedings .        .       .        .        .        .    13

Item 2   Changes in Securities      .       .        .        .        .    13

Item 3   Defaults upon Senior Securities    .        .        .        .    13

Item 4   Submission of Matters to a Vote of Security Holders  .        .    13

Item 5   Other Information .        .       .        .        .        .    13

Item 6   Exhibits and Reports on Form 8-K   .        .        .        .    13

         Signatures        .        .       .        .        .        .    14


                        GUARANTY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
                                 (In Thousands)

                                                      DECEMBER 31,     JUNE 30,
                                                          1996           1996
                                                     ------------     ----------
ASSETS                                                         (Unaudited)
Cash and cash equivalents                               $   6,066     $   5,431
Investment securities
   Held-to-maturity                                         3,157         3,731
   Available for sale                                      15,726         9,564
   Trading                                                  1,007             0
Investment in FHLB stock at cost                            1,360         1,360
Loans receivable, net                                      81,270        84,081
Accrued interest receivable                                   671           712
Real estate owned                                              51            33
Office properties and equipment, net                        4,946         3,525
Other assets                                                1,923         1,724
                                                        ---------     ---------
          Total assets                                  $ 116,177     $ 110,161
                                                        =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   NOW/MMDA accounts                                    $  10,300     $   9,653
   Savings accounts                                         4,777         4,654
   Certificates of deposit                                 66,324        60,380
                                                        ---------     ---------
                                                        $  81,401     $  74,687
Bonds payable                                               2,706         3,144
Advances from Federal Home Loan Bank                       17,500        17,500
Securities sold under agreement to repurchase               6,681         6,104
Accrued interest payable                                       61            99
Deferred income taxes                                          94             0
Payments by borrowers for taxes and insurance                 106           146
Other liabilities                                             989         2,131
                                                        ---------     ---------
          Total liabilities                             $ 109,538     $ 103,811
                                                        ---------     ---------

STOCKHOLDERS' EQUITY
Preferred stock, par value $1 per share, 500,000
   shares authorized, none issued                            --            --
Common stock, par value $1.25 per share,
   4,000,000 shares authorized, 924,008 and
   919,168 issued and outstanding                       $   1,155     $   1,149
Additional paid-in capital                                  1,972         1,982
Net unrealized gain (loss) on securities
    avaiable for sale                                        (154)         (279)
Retained earnings                                           3,666         3,498
                                                        ---------     ---------
          Total stockholders' equity                    $   6,639     $   6,350
                                                        ---------     ---------
Total liabilities and stockholders' equity              $ 116,177     $ 110,161
                                                        =========     =========


                         GUARANTY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)

                                                 Three Months Ended      Six Months Ended
                                                     December 31,           December 31,
                                                 -------------------    -------------------
                                                   1996       1995        1996       1995
                                                   ----       ----        ----       ----
                                                     (unaudited)           (unaudited)
Interest income
   Loans                                           $1,715     $1,640     $3,455     $3,193
   Mortgage-backed securities                         276        118        567        237
   Investment securities                              123        128        251        255
   Trading account assets                               3          4          3         21
                                                   ------     ------     ------     ------
Total interest income                              $2,117     $1,890     $4,276     $3,706
                                                   ------     ------     ------     ------

Interest expense
   Deposits                                        $  992     $  728     $1,960     $1,413
   Borrowings                                         506        571        980      1,131
                                                   ------     ------     ------     ------
Total interest expense                             $1,498     $1,299     $2,940     $2,544
                                                   ------     ------     ------     ------

Net interest income                                $  619     $  591     $1,336     $1,162

Provision (credit) for loan losses                     46         15         92         11
                                                   ------     ------     ------     ------

Net interest income after provision
      for loan losses                              $  573     $  576     $1,244     $1,151

Other income
   Loan fees and servicing income                  $  119     $  126     $  267     $  271
   Gain (loss) on sale of loans and securities        241         79        309        156
   Service fees on checking                            26         22         52         45
   Other                                               39         27         71         43
                                                   ------     ------     ------     ------
Total other income                                 $  425     $  254     $  699     $  515
                                                   ------     ------     ------     ------

Other expenses
   Personnel                                       $  381     $  244     $  748     $  649
   Occupancy                                           71         74        132        152
   Data processing                                     88         69        165        137
   Deposit insurance premiums                          47         50        101        101
   BIF/SAIF premium disparity assessment             --         --          347       --
   Other                                              133        177        223        173
                                                   ------     ------     ------     ------
Total other expenses                               $  720     $  614     $1,716     $1,212
                                                   ------     ------     ------     ------

Income before income taxes                         $  278     $  216     $  227     $  454
                                                   ------     ------     ------     ------

Provision for income taxes                             97         74         79        158
                                                   ------     ------     ------     ------

Net income                                         $  181     $  142     $  148     $  296
                                                   ======     ======     ======     ======

Earnings per common share                          $ 0.20     $ 0.15     $ 0.16     $ 0.32
                                                   ======     ======     ======     ======



                         GUARANTY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Six Months Ended December 31, 1996 and 1995
                                 (In Thousands)

                                                                                 1996        1995
                                                                                 ----        ----

Operating Activities
      Net Income                                                                   148          296
      Adjustments to reconcile net income to net cash provided
           (absorbed) by operating activities:
           Provision for loan losses                                                92           11
           Depreciation and amortization                                            76           45
           Amortization of deferred loan fees                                       64           13
           Net amortization of premiums and accretion of discounts                  85           90
           Loss (gain) on sale of loans                                           (217)         (26)
           Originations of loans held for sale                                 (11,774)      (4,667)
           Proceeds from sale of loans                                          11,822        4,693
           Originations of loans securitized                                      --         (4,406)
           Loss (gain) on sale of mortgage-backed securities                      (111)         (81)
           Loss (gain) on sale of securities available for sale                   --            (17)
           (Gain) loss on disposal of office properties and equipment             --              6
           (Gain) loss on sale of trading securities                                18          (26)
           Purchase of trading securities                                      (36,331)     (54,074)
           Sales of trading securities                                          35,306       54,100
           (Gain) loss on sale of real estate owned                               --              5
           (Increase) decrease in real estate owned                                (18)        (282)
           Changes in:
                Accrued interest receivable                                         41          (50)
                Other assets                                                      (130)         (89)
                Accrued interest payable                                           (38)         (13)
                Prepayments by borrowers for taxes and insurance                   (40)        (211)
                Other liabilities                                               (1,010)        (412)
                                                                               -------      -------

Net cash provided (absorbed) by operating activities                            (2,017)      (5,095)
                                                                               -------      -------


Investing activities
      Net (increase) decrease in loans                                           2,753       (1,754)
      Mortgage-backed securities principal repayments                              776          580
      Purchase of mortgage-backed securities                                   (23,980)     (10,001)
      Proceeds from sale of mortgage-backed securities                          17,845       10,061
      Purchase of securities available for sale                                   --         (4,003)
      Proceeds from sales of securities available for sale                        --          4,011
      Purchases of FHLB stock                                                     --            (42)
      Proceeds from sale of office equipment                                      --              4
      Purchases of office properties and equipment                                (423)        (105)
      Disbursement on construction of office building                           (1,082)        --
      Improvement of land                                                           (3)        (938)
                                                                               -------      -------

Net cash provided (absorbed) by investing activities                            (4,114)      (2,187)
                                                                               -------      -------


                         GUARANTY FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued


Financing activities
      Net increase (decrease) in deposits                                        6,713        6,903
      Repayment of FHLB advances                                               (10,000)      (6,000)
      Proceeds from FHLB advances                                               10,000        7,000
      Increase (decrease) in securities sold under agreement to repurchase         577         (553)
      Principal payments on bonds payable, including unapplied payments           (524)          15
                                                                               -------      -------

Net cash provided (absorbed) by financing activities                             6,766        7,365
                                                                               -------      -------

Increase (decrease) in cash and cash equivalents                                   635           83
                                                                               -------      -------

Cash and cash equivalents, beginning of period                                   5,431        6,519
                                                                               -------      -------

Cash and cash equivalents, end of period                                         6,066        6,602
                                                                               =======      =======


                         GUARANTY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the Six Months ended December 31, 1996 and 1995



Note 1  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Guaranty Financial Corporation ("the Corporation") and its wholly-owned subsidiaries, Guaranty Bank ("the Bank"), GMSC, Inc., which was organized as a financing subsidiary, and Guaranty Investments Corp., which was organized to sell insurance annuities. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 2  Basis of Presentation

The accompanying interim financial statements are unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary in order to make the consolidated financial statements not misleading. All adjustments are of a normal recurring nature.

Note 3  New Accounting Pronouncements

On July 1, 1996, the Corporation adopted Statements of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires that long-lived assets and certain intangibles to be held and used by an entity be reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. In addition, SFAS 121 requires long-lived assets and certain intangibles to be disposed of to be reported at the lower of carrying amount or fair value less costs to sell. The effect of adopting SFAS 121 was immaterial to the interim financial statements presented herein.

In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued. The statement is effective for fiscal years beginning after December 15, 1995. The statement encourages, but does not require, companies to expense the fair value of employee stock options, based on the fair value on the date of the grant. Companies that elect to continue to follow existing accounting rules (the intrinsic value method that often results in no compensation results) must provide those pro forma disclosures of net income and earnings per share which would have been had the new fair value method been used. In addition, SFAS 123 requires all companies to make significantly more disclosures regarding employee stock options than are currently required. The Corporation has elected to adopt the disclosure requirements for the year ended June 1997. Management does not expect the application of this pronouncement to have a material effect on the financial statements.

In June 1996, the FASB issued its Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. After a transfer of financial assets, an entity recognizes the financial and servicing assets that it controls and the liabilities that it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. In addition, a transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities after December 31, 1996, and is to be applied prospectively. Management does not expect the application of this pronouncement to have a material effect on the financial statements.

ITEM 2                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Changes in Financial Condition

Deposit growth during the six months ended December 31, 1996 enabled Guaranty to increase assets. Total assets increased by $6.0 million, or 5.5%, from $110.2 million at June 30, 1996 to $116.2 million at December 31, 1996. This deposit growth - all local funds - was primarily invested in mortgage-backed securities.

Cash and cash equivalents increased $635,000, or 11.69%, to $6.1 million at December 31, 1996. This increase in cash was due to the combination of increased deposits, principal payments received on investment securities, and the sale of loans.

Investment securities, at December 31, 1996, increased by $6.6 million, or 45.0%, to $21.3 million from $14.7 June 30, 1996. However, during the six months ended December 31, 1996, $11.8 million of loans were sold to decrease the loan to deposit ratio. The proceeds of the sale were used to purchase higher yielding investment securities. Included in the investment portfolio are $3.2 million of mortgage-backed securities, classified as held to maturity, which collateralize the bonds payable, $15.7 million of GNMA and FHLMC mortgage-backed securities classified as available for sale, $1.0 million of United States Treasury Notes classified as trading securities and $1.4 million of Federal Home Loan Bank stock, recorded at cost.

The loan portfolio consists primarily of mortgage loans, the majority of which are residential first mortgage loans. Of the $82.4 million of gross loans outstanding at December 31, 1996, 78.4% represent residential first mortgages. Net loans were $81.3 million at December 31, 1996, a 3.3% decrease from net loans of $84.1 million at June 30, 1996 primarily due to the sale of fixed rate loans totaling $11.8 million.

Real estate owned increased by $18 thousand, or 54.5%, to $51 thousand at December 31, 1996 from $33 thousand at June 30, 1996. These assets were acquired through foreclosure and at December 31, 1996 consisted of one property. The property is guaranteed by FHA/VA, and no significant loss is expected.

Deposits increased by $6.7 million, or 9.0%, between June 30, 1996 and December 31, 1996. The majority of the growth was in certificates of deposit, which increased $5.9 million at December 31, 1996. This growth - all local funds - is a reflection of continued marketing and the opening of a new branch.

Office properties and equipment increased $1.4 million, or 40.3%, since June 30, 1996. This increase is due to the completion of the new operations center and fourth retail branch office, which is located on the east side of Charlottesville on Pantops mountain. The office and branch opened to the public on December 9, 1996.

Other borrowed money increased $577 thousand, or 9.5%, while Federal Home Loan Bank advances remainded unchanged due to a $5.0 million two year advance made in September 1996 to extend short term borrowings to match asset maturites offset by $5 million in repayments.

Results of Operations

Net Income

Guaranty reported net income of $181 thousand and $142 thousand for the three month periods ended December 31, 1996 and 1995, respectively, and $148 thousand and $296 thousand for the six month period ended December 31, 1996 and 1995, respectively. The increase in the second quarter is due primarily to gains on the sale of investment securities available for sale and loans in 1996 as compared to 1995. The decrease in earnings during the first three month period was due to the Federal legislation enacted in September 1996 to recapitalize the Savings Association Insurance Fund ("SAIF"). The one-time special assessment based on deposits of March 31, 1995 equaled $347 thousand for Guaranty.


Net Interest Income

Net interest income increased by $28 thousand, or 4.7%, to $619 thousand for the three months ended December 31, 1996, compared to $591 thousand for the same period in 1995. Net interest income increased by $175 thousand, or 15.1%, to $1.34 million for the six months ended December 31, 1996 compared to $1.16 million in the same period in 1995. Average earning assets increased by $11.1 million to $106.7 million for the six months ended December 31, 1996 compared to an increase of $1.3 million to $90.7 million for the same period in 1995. The average rate earned also increased to 8.01% for the six months ended December 31, 1996 from 7.97% at June 30, 1996 compared to an increase to 8.17% from 7.59% for the same period in 1995. Average interest bearing liabilities also increased by $14.6 million to $105.8 million for the six months ended December 31, 1996 compared to an increase of $0.1 million to $85.7 million for the same period in 1995. Interest rate spread and net interest margin for December 31, 1996 and 1995 were 2.46% and 2.50%, and 2.24% and 2.56%, respectively. The majority of this improvement in net interest income is due to the decrease in the rate paid on borrowed money and the decrease in the rate paid on certificates of deposit. The average rate paid on FHLB advances and other borrowings decreased 54 basis point to 5.54% for the six months ended December 31, 1996 from 6.03%. The average balance of certificates of deposit rose $14.9 million dollars, or 30.7%, to $63.3 million in the six month period ending December 31, 1996 with the average rate falling 10 basis points.


Provision for Loan Losses

Management analyzes the potential risk of loss on the Guaranty's loan portfolio, given the loan balances and the value of the underlying collateral. The allowance for loan losses is reviewed monthly and is based on the loan classification system, which classifies problem loans as substandard, doubtful, or loss. Additional provisions are added when deemed necessary by management. Based on this evaluation, Guaranty recorded a provision of $46 thousand for the three months ended December 31, 1996, and a provision of $15 thousand for the same period in 1995. For the six months ended December 31, 1996, Guaranty recorded a provision of $92 thousand. For the same six month period in 1995, Guaranty recorded a provision of $11 thousand. As of December 31, 1996 the total allowance for loan losses amounted to $870 thousand, of which $709 thousand was not specifically allocated to identified problem loans.

Non-Interest Income

Non-interest income increased $171 thousand, or 67.3%, to $425 thousand for the three months ended December 31, 1996 from $254 thousand for the same period in 1995. Non-interest income increased by $183 thousand, or 35.5%, to $699 thousand for the six month period ended

December 31, 1996 compared to the same period in 1995. The increase in both periods was due to gains on the sales of loans and investment securities held for sale.


Non-Interest Expense

Non-interest expense increased $106 thousand, or 17.3%, to $720 thousand for the three months ended December 31, 1996, compared to $614 thousand for the same period in 1995. The increase in expenses for these three months is directly connected to the opening of the fourth retail branch office and the relocation of the corporate headquarters. Non-interest expense increased $504 thousand, or 41.6%, to $1.7 million for the six months ended December 31, 1996, compared to $1.212 for the same period in 1995. Although additional personnel have been hired to staff the new retail branch office that opened in December 1996, the majority of this increase was due to the Federal legislation enacted in September 1996 to recapitalize the Savings and Loan Assocation Insurance Fund ("SAIF"). The one-time special assessment based on deposits as of March 31, 1995 equaled $347 thousand for Guaranty.

Income Tax Expense

Guaranty recognized income tax expense of $97 thousand for the three months ended December 31, 1996, compared to $74 thousand for the same period in 1995. Guaranty recognized income tax expense of $79 thousand for the six months ended December 31, 1996, compared to $158 thousand for the same period in 1995. Because of a loss in the first quarter of fiscal 1997 due to the one-time "SAIF" assessment, Guaranty recognized a tax benefit in that quarter.


Liquidity and Capital Resources

Liquidity is the ability to meet present and future financial obligations either through the sale of existing assets or through the acquisition of additional funds through asset and liability management. By regulatory definition, liquid assets include cash, interest bearing deposits with banks, federal funds sold, and government agency and high rated corporate securities with maturities of five years or less. Guaranty is required to maintain liquid assets on an average monthly basis equal to at least 5% of its liquidity base. Liquidity base is further defined as total deposits plus all short term borrowings. At December 31, 1996, Guaranty's liquidity ratio was 6.3%.

Guaranty's primary sources of funds are deposits, borrowings and amortization, prepayments and maturities of outstanding loans and mortgage-backed securities. While scheduled payments from the amortization of loans and mortgage-backed securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Excess funds are invested in overnight deposits to fund cash requirements experienced in the normal course of business. Guaranty has been able to generate sufficient cash through its deposits as well as through its borrowings.

Guaranty uses its sources of funds primarily to meet its on-going operating expenses, to pay deposit withdrawals and to fund loan commitments. At December 31, 1996, the total approved loan commitments outstanding amounted to $3.0 million. At the same date, commitments under unused lines of credit amounted to $6.4 million. Certificates of deposit scheduled to mature in one year or less at December 31, 1996 totaled $57.3 million. Management believes that a significant portion of maturing deposits will remain with Guaranty.

Guaranty is subject to OTS regulations requiring savings institutions to meet the following minimum levels of regulatory capital (1) tangible capital of at least 1.5% of total adjusted assets,

(2) core capital of 3% of total adjusted assets and (3) risk-based capital of 8% of total risk-weighted assets. At December 31, 1996, Guaranty exceeded all such regulatory capital requirements as shown in the following table.



                                                               Percent of
(Dollars in thousands)                      Amount        Adjusted Assets
--------------------------------------------------------------------------
Tangible Capital:
Regulatory capital                          $6,793                  5.85%
Minimum capital requirement                  1,743                  1.50%
--------------------------------------------------------------------------
Excess regulatory capital                   $5,050                  4.35%
--------------------------------------------------------------------------

Core Capital:
Regulatory capital                          $6,793                  5.85%
Minimum capital requirement                  3,485                  3.00%
--------------------------------------------------------------------------
Excess regulatory capital                   $3,308                  2.85%
--------------------------------------------------------------------------

Risk-based Capital:
Regulatory capital                          $7,499                 13.28%
Minimum capital requirement                  4,519                  8.00%
--------------------------------------------------------------------------
Excess regulatory capital                   $2,980                  5.28%
--------------------------------------------------------------------------

Part II  Other Information


Item 1            Legal Proceedings
                           Not Applicable

Item 2            Changes in Securities
                           Not Applicable

Item 3            Defaults Upon Senior Securities
                           Not Applicable

Item 4            Submission of Matters to a Vote of Security Holders
                           The Annual Meeting of Shareholders of Guaranty
Financial Corporation was held December 11, 1996 in Charlottesville, Virginia for the purposes of electing four individuals to the Board of Directors and ammending Guaranty's 1991 Incentive Plan (the "Plan"). Proxies for the meeting were solicited pursuant to Regulation 14(a) of the Securities and Exchange Act of 1934, as amended.

There was no solicitation in opposition to management's nominees to the Board of Directors as listed in the proxy statement, and all of such nominees were elected with the following vote:

                                  Shares        Shares        Shares
                                 voted for     withheld     not voted        Total
                               -----------------------------------------------------
For 3 - Year Term
     Thomas P. Baker             468,728        3,180        447,260        919,168
     Charles R. Borchardt        467,928        3,980        447,260        919,168
     Harry N. Lewis              468,828        3,080        447,260        919,168
For 1 - Year Term
     James R. Sipe, Jr           468,828        3,080        447,260        919,168


There were no abstentions or broker non-votes in the election of directors.

In addition, Guaranty's shareholders voted on a proposal to amend the Plan. The Plan initially authorized the issuance of up to 50,000 shares of Common Stock. Options to purchase 36,000 shares have been granted and 14,000 shares remain available for grants and awards under the Plan. The Plan, as amended, reserves 111,000 shares, increasing the shares available for new grants under the Plan from 14,000 to 75,000 shares. To date, none of the options have been exercised. The Plan, as amended, was approved with 295,762 shares voting for, 46,280 shares voting against, 6,814 shares abstaining, and 123,052 shares counting as broker non-votes, and 447,260 shares did not vote.

Item 5            Other Information

                           None.

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



                         GUARANTY FINANCIAL CORPORATION




Date:   February 12, 1997              By:/s/ Thomas P. Baker
                                          -------------------------------------
                                          Thomas P. Baker
                                          President and Chief Executive Officer



Date:   February 12, 1997               By:/s/ Kathleen M. Focht
                                          -------------------------------------
                                           Kathleen M. Focht
                                           Vice President, Secretary, Treasurer,
                                           and Chief Financial Officer