Form 10QSB/A
period 1996-12-31
GUARANTY FINANCIAL CORP /VA/
filed 1997-05-20
CIK 919967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                               Amendment No. 1 to
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___ .

         As of May 19, 1997, 1,499,008 shares were outstanding.

                         GUARANTY FINANCIAL CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX

Part I.  Financial Information                                         Page No.

Item 1   Financial Statements

         Consolidated Statements of Financial Condition
         as of December 31, 1996 and June 30, 1996.......................... 3

         Consolidated Statements of Operations for the Three Months and
         Six Months Ended December 31, 1996 and 1995........................ 4

         Consolidated Statements of Cash Flows for the
         Six Months Ended December 31, 1996 and 1995........................ 5

         Notes to Consolidated Financial Statements......................... 7

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................ 9

Part II.  Other Information

Item 1   Legal Proceedings..................................................13

Item 2   Changes in Securities..............................................13

Item 3   Defaults upon Senior Securities....................................13

Item 4   Submission of Matters to a Vote of Security Holders................13

Item 5   Other Information..................................................13

Item 6   Exhibits and Reports on Form 8-K...................................13

         Signatures.........................................................14

                         GUARANTY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
                                 (In Thousands)

                                                     DECEMBER 31,           JUNE 30,
                                                          1996                1996
                                                     ------------        ------------
ASSETS                                                           (Unaudited)
Cash and cash equivalents                                 $6,076              $5,431
Investment securities
   Held-to-maturity                                        3,157               3,731
   Available for sale                                          0               9,564
   Trading                                                16,736                   0
Investment in FHLB stock at cost                           1,360               1,360
Loans receivable, net                                     81,270              84,081
Accrued interest receivable                                  671                 712
Real estate owned                                             51                  33
Office properties and equipment, net                       4,946               3,525
Other assets                                               1,753               1,724
                                                     ------------        ------------
          Total assets                                  $116,020            $110,161
                                                     ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   NOW/MMDA accounts                                     $10,300              $9,653
   Savings accounts                                        4,777               4,654
   Certificates of deposit                                66,324              60,380
                                                     ------------        ------------
                                                         $81,401             $74,687
Bonds payable                                              2,706               3,144
Advances from Federal Home Loan Bank                      17,500              17,500
Securities sold under agreement to repurchase              6,681               6,104
Accrued interest payable                                      61                  99
Payments by borrowers for taxes and insurance                106                 146
Other liabilities                                            990               2,131
                                                     ------------        ------------
          Total liabilities                             $109,445            $103,811
                                                     ------------        ------------

STOCKHOLDERS' EQUITY
Preferred stock, par value $1 per share, 500,000
   shares authorized, none issued                              -                   -
Common stock, par value $1.25 per share,
   4,000,000 shares authorized, 924,008 and
   919,168 issued and outstanding                         $1,155              $1,149
Additional paid-in capital                                 1,975               1,982
Net unrealized gain (loss) on securities
    avaiable for sale                                          0                (279)
Retained earnings                                          3,445               3,498
                                                     ------------        ------------
          Total stockholders' equity                      $6,575              $6,350
                                                     ------------        ------------
Total liabilities and stockholders' equity              $116,020            $110,161
                                                     ============        ============


                         GUARANTY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)

                                                            Three Months Ended         Six Months Ended
                                                                 December 31,            December 31,
                                                        ------------------------------------------------------
                                                           1996          1995           1996         1995
                                                        -----------   -----------    -----------  ------------
                                                                    (unaudited)                  (unaudited)
Interest income
   Loans                                                  $  1,715      $  1,640       $  3,455      $  3,193
   Mortgage-backed securities                                  276           118            564           237
   Investment securities                                       123           128            254           255
   Trading account assets                                        3             4              3            21
                                                        -----------   -----------    -----------  ------------
Total interest income                                     $  2,117      $  1,890       $  4,276      $  3,706
                                                        -----------   -----------    -----------  ------------

Interest expense
   Deposits                                              $     992     $     728       $  1,960      $  1,413
   Borrowings                                                  506           571            980         1,131
                                                        -----------   -----------    -----------  ------------
Total interest expense                                   $   1,498     $   1,299       $  2,940      $  2,544
                                                        -----------   -----------    -----------  ------------

Net interest income                                      $     619     $     591       $  1,336      $  1,162

Provision (credit) for loan losses                               46           15             92            11
                                                        -----------   -----------    -----------  ------------

Net interest income after provision
      for loan losses                                    $     573     $     576      $   1,244     $   1,151

Other income
   Loan fees and servicing income                        $     119     $     126      $     267     $     263
   Gain (loss) on sale of loans and securities                   4            79             72           156
   Service fees on checking                                     26            22             52            43
   Other                                                        39            27             71            53
                                                        -----------   -----------    -----------  ------------
Total other income                                       $     188     $     254      $     462     $     515
                                                        -----------   -----------    -----------  ------------

Other expenses
   Personnel                                             $     381     $     244      $     748     $     648
   Occupancy                                                    71            74            132           154
   Data processing                                              88            69            165           136
   Deposit insurance premiums                                   47            50            101           101
   BIF/SAIF premium disparity assessment                         -             -            347             -
   Other                                                       133           177            223           173
                                                        -----------   -----------    -----------  ------------
Total other expenses                                     $     720     $     614      $   1,716     $   1,212
                                                        -----------   -----------    -----------  ------------

Income (loss) before income taxes                        $      41     $     216      $     (10)    $     454
                                                        -----------   -----------    -----------  ------------

Provision (benefit) for income taxes                            14            74             (4)          158
                                                        -----------   -----------    -----------  ------------

Net income (loss)                                        $      27     $     142      $      (6)    $     296
                                                        ===========   ===========    ===========  ============

Earnings (loss) per common share                         $    0.03     $    0.15      $   (0.01)    $    0.32
                                                        ===========   ===========    ===========  ============


                         GUARANTY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Six Months Ended December 31, 1996 and 1995
                                 (In Thousands)

                                                                                             1996            1995
                                                                                          ------------    ------------
Operating Activities
      Net Income (Loss)                                                                   $        (6)     $      296
      Adjustments to reconcile net income to net cash provided
           (absorbed) by operating activities:
           Provision for loan losses                                                               92              11
           Depreciation and amortization                                                           76              45
           Amortization of deferred loan fees                                                      64              13
           Net amortization of premiums and accretion of discounts                                 85              90
           Loss (gain) on sale of loans                                                          (217)            (26)
           Originations of loans held for sale                                                (11,774)         (4,667)
           Proceeds from sale of loans                                                         11,822           4,693
           Originations of loans securitized                                                        -          (4,406)
           Loss (gain) on sale of mortgage-backed securities                                     (111)            (81)
           Loss (gain) on sale of securities available for sale                                     -             (17)
           (Gain) loss on disposal of office properties and equipment                               -               6
           (Gain) loss on sale of trading securities                                              255             (26)
           Purchase of trading securities                                                     (36,331)        (54,356)
           Sales of trading securities                                                         35,306          54,100
           (Gain) loss on sale of real estate owned                                                 -               5
           Changes in:
                Accrued interest receivable                                                        41             (50)
                Other assets                                                                      (29)            (89)
                Accrued interest payable                                                          (38)            (13)
                Prepayments by borrowers for taxes and insurance                                  (40)           (211)
                Other liabilities                                                              (1,141)           (412)
                                                                                          ------------    ------------

Net cash provided (absorbed) by operating activities                                           (1,946)         (5,095)
                                                                                          ------------    ------------


Investing activities
      Net (increase) decrease in loans                                                          2,753          (1,754)
      Mortgage-backed securities principal repayments                                             776             580
      Purchase of mortgage-backed securities                                                  (23,980)        (10,001)
      Proceeds from sale of mortgage-backed securities                                         17,845          10,061
      Purchase of securities available for sale                                                     -          (4,003)
      Proceeds from sales of securities available for sale                                          -           4,011
      Purchases of FHLB stock                                                                       -             (42)
      Proceeds from sale of office equipment                                                        -               4
      Purchases of office properties and equipment                                               (423)           (105)
      Disbursement on construction of office building                                          (1,089)              -
      Improvement of land                                                                          (3)           (938)
                                                                                          ------------    ------------

Net cash provided (absorbed) by investing activities                                           (4,121)         (2,187)
                                                                                          ------------    ------------




                         GUARANTY FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued


Financing activities
      Net increase (decrease) in deposits                                                       6,713           6,903
      Repayment of FHLB advances                                                              (10,000)         (6,000)
      Proceeds from FHLB advances                                                              10,000           7,000
      Increase (decrease) in securities sold under agreement to repurchase                        577            (553)
      Dividends paid                                                                              (54)
      Principal payments on bonds payable, including unapplied payments                          (524)             15
                                                                                          ------------    ------------

Net cash provided (absorbed) by financing activities                                            6,712           7,365
                                                                                          ------------    ------------

Increase (decrease) in cash and cash equivalents                                                  645              83
                                                                                          ------------    ------------

Cash and cash equivalents, beginning of period                                                  5,431           6,519
                                                                                          ------------    ------------

Cash and cash equivalents, end of period                                                  $     6,076     $     6,602
                                                                                          ============    ============

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

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The statement is effective for fiscal years beginning after December 15, 1995. The statement encourages, but does not require, companies to expense the fair value of employee stock options, based on the fair value on the date of the grant.
Companies that elect to continue to follow existing accounting rules must provide those pro forma disclosures of net income and earnings per share which would have been had the new fair value method been used. In addition, SFAS 123 requires all companies to make significantly more disclosures regarding employee stock options than are currently required. The Corporation plans to adopt the disclosure requirements only of SFAS 123. Management does not expect the application of this pronouncement to have a material effect on the financial statements of the Corporation.

In June 1996, the FASB issued its Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. After a transfer of financial assets, an entity recognizes the financial and servicing assets that it controls and the liabilities that it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. In addition, a transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities after December 31, 1996, and is to be applied prospectively. Management does not expect the application of this pronouncement to have a material effect on the financial statements of Corporation.

In February 1997, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 provides a different method for calculating earnings per share than is currently used in accordance with APB 15, "Earnings per Share." SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in earnings of an entity, similar to fully diluted earnings per share. Management does not expect the application of this pronouncement to have a material effect of the financial statements of the Corporation.

ITEM 2                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Changes in Financial Condition

Deposit growth during the six months ended December 31, 1996 enabled Guaranty to increase assets. Total assets increased by $5.9 million, or 5.3%, from $110.2 million at June 30, 1996 to $116.0 million at December 31, 1996. This deposit growth - all local funds - was primarily invested in mortgage-backed securities.

Cash and cash equivalents increased $645,000, or 11.9%, to $6.1 million at December 31, 1996. This increase in cash was due to the combination of increased deposits, principal payments received on investment securities, and the sale of loans, offset by purchases of investment securities and loan originations.

Investment securities, at December 31, 1996, increased by $6.6 million, or 45.0%, to $21.3 million from $14.7 June 30, 1996. However, during the six months ended December 31, 1996, $11.8 million of loans were sold to decrease the loan to deposit ratio. The proceeds from the sale were used to purchase higher yeilding investment securities. Included in the investment portfolio are $3.2 million of mortgage-backed securities, classified as held to maturity, which collateralize the bonds payable, $15.7 million of GNMA and FHLMC mortgage-backed securities classified as trading securities, $1.0 million of United States Treasury Notes classified as trading securities and $1.4 million of Federal Home Loan Bank stock, recorded at cost.

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

Other borrowed money increased $577 thousand, or 9.5%, to $6.7 million dollars during the six months ended December 31, 1996. Federal Home Loan Bank advances remainded unchanged due to a renewal of $10.0 million of advances made during the six months ended December 31, 1996 to extend short term borrowings to match asset maturites.

Results of Operations

Net Income

Guaranty reported net income of $27 thousand and $142 thousand for the three month periods ended December 31, 1996 and 1995, respectively, and a net loss of $6 thousand and net income of $296 thousand for the six month periods ended December 31, 1996 and 1995, respectively. Income decreased during the six months ended December 31, 1996, due to a loss of $237 thousand when it restructured its investment portfolio and a one time special assessment of $347 thousand to recapitalize the Savings Association Insurance Fund ("SAIF"). In order for Guaranty to convert to a commercial bank, securities classified as available for sale had to be reclassified as trading securities. This resulted in a mark to market loss of $237 thousand which was charged against net income and adjusted the basis of the securities. Without these losses, Guaranty would have reported an after tax net income of $376 thousand for the six months ended December 31, 1996.


Net Interest Income

Net interest income increased by $28 thousand, or 4.7%, to $619 thousand for the three months ended December 31, 1996, compared to $591 thousand for the same period in 1995. Net interest income increased by $175 thousand, or 15.1%, to $1.34 million for the six months ended December 31, 1996 compared to $1.16 million in the same period in 1995. Average earning assets increased by $11.1 million to $106.7 million for the six months ended December 31, 1996 compared to an increase of $1.3 million to $90.7 million for the same period in 1995. The average rate earned also increased to 8.01% for the six months ended December 31, 1996 from 7.97% at June 30, 1996 compared to an increase to 8.17% from 7.59% for the same period in 1995. Average interest bearing liabilities also increased by $14.6 million to $105.8 million for the six months ended December 31, 1996 compared to an increase of $0.1 million to $85.7 million for the same period in 1995. The average interest rate paid on average liabilities decreased 13 basis points to 5.56%, and 11 basis points to 5.93% during the six months ended December 1996 and 1995 respectively. Interest rate spread and net interest margin for December 31, 1996 and 1995 were 2.46% and 2.50%, and 2.24% and 2.56%, respectively. The majority of this improvement in net interest income is due to the decrease in the rate paid on borrowed money and the decrease in the rate paid on certificates of deposit. The average rate paid on FHLB advances and other borrowings decreased 54 basis point to 5.54% for the six months ended December 31, 1996 from 6.03%. The average balance of certificates of deposit rose $14.9 million dollars, or 30.7%, to $63.3 million in the six month period ending December 31, 1996 with the average rate falling 10 basis points.


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

Non-Interest Income

Non-interest income decreased $66 thousand, or 26.0%, to $188 thousand for the three months ended December 31, 1996 from $254 thousand for the same period in 1995. Non-interest income decreased by $53 thousand, or 11%, to $462 thousand for the six month period ended December 31, 1996 compared to the same period in 1995. The decrease during the second period was due to the restructuring of Guaranty's investment portfolio. Because of this restructuring, Guaranty took a one time loss of $237 thousand. The increase in the first period was due to gains on the sales of loans and investment securities held for sale.


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

Income Tax Expense

Guaranty recognized income tax expense of $14 thousand for the three months ended December 31, 1996, compared to $74 thousand for the same period in 1995. Guaranty recognized an income tax benefit of $4 thousand for the six months ended December 31, 1996, compared to an income tax expense of $158 thousand for the same period in 1995. Due to the restructuring loss in the investment portfolio during the quarter ended December 31, 1996, Guaranty's net income was significantly lower than the same period in 1995. Because of a loss in the first quarter of fiscal 1997 due to the one-time "SAIF" assessment, Guaranty recognized a tax benefit in that quarter.


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



                                                               Percent of
(Dollars in thousands)                      Amount          Adjusted Assets
----------------------------------------------------------------------------
Tangible Capital:
Regulatory capital                          $6,575                    4.96%
Minimum capital requirement                  1,743                    1.50%
----------------------------------------------------------------------------
Excess regulatory capital                   $4,832                    3.46%
----------------------------------------------------------------------------

Core Capital:
Regulatory capital                          $6,575                    4.96%
Minimum capital requirement                  3,485                    3.00%
----------------------------------------------------------------------------
Excess regulatory capital                   $3,090                    1.96%
----------------------------------------------------------------------------

Risk-based Capital:
Regulatory capital                          $7,281                   12.89%
Minimum capital requirement                  4,519                    8.00%
----------------------------------------------------------------------------
Excess regulatory capital                   $2,762                    4.89%
----------------------------------------------------------------------------

Part II  Other Information


Item 1            Legal Proceedings
                           Not Applicable

Item 2            Changes in Securities
                           Not Applicable

Item 3            Defaults Upon Senior Securities
                           Not Applicable

Item 4            Submission of Matters to a Vote of Security Holders
         The Annual Meeting of Shareholders of Guaranty Financial Corporation was held December 11, 1996 in Charlottesville Virginia for the purposes of electing four individuals to the Board of Directors and ammending Guaranty's 1991 Incentive Plan (the "Plan"). Proxies for the meeting were solicited pursuant to Regulation 14(a) of the Securities and Exchange Act of 1934, as amended.

There was no solicitation in opposition to management's nominees to the Board of Directors as listed in the proxy statement, and all of such nominees were elected with the following vote:

                              Shares         Shares       Shares
                             voted for      withheld    not voted       Total
                           -------------- ----------- ------------- -----------
For 3 - Year Term
     Thomas P. Baker          468,728       3,180        447,260       919,168
     Charles R. Borchardt     467,928       3,980        447,260       919,168
     Harry N. Lewis           468,828       3,080        447,260       919,168
For 1 - Year Term
     James R. Sipe, Jr.       468,828       3,080        447,260       919,168

There were no abstentions or broker non-votes in the election of directors.

In addition, Guaranty's shareholders voted on a proposal to amend the Plan. The Plan initially authorized the issuance of up to 50,000 shares of Common Stock. Options to purchase 36,000 shares have been granted and 14,000 share remain available for grants and awards under the Plan. The Plan, as amended, reserves 111,000 shares, increasing the shares available for new grants under the Plan from 14,000 to 75,000 shares. To date, none of the options have been exercised. The Plan, as amended, was approved with 295,762 shares voting for, 46,280 shares voting against, 6,814 shares abstaining, and 123,052 shares counting as broker non-votes, and 447,260 shares did not vote.

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



                         GUARANTY FINANCIAL CORPORATION




Date:   May 19, 1997                   By: /s/ Thomas P. Baker
                                          -------------------------------------
                                          Thomas P. Baker
                                          President and Chief Executive Officer



Date:   May 19, 1997                    By: /s/ Kathleen M. Focht
                                          -------------------------------------
                                          Kathleen M. Focht
                                          Vice President, Secretary, Treasurer,
                                           and Chief Financial Officer