Form 10QSB
period 1997-03-31
GUARANTY FINANCIAL CORP /VA/
filed 1997-05-20
CIK 919967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended                                Commission File No. 33-76064
March 31, 1997




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

                         GUARANTY FINANCIAL CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX


Part I.  Financial Information                                         Page No.

Item 1   Financial Statements

         Consolidated Statements of Financial Condition
         as of March 31, 1997 and December 31, 1996......................... 3

         Consolidated Statements of Operations for the
         Three Months Ended March 31, 1997 and 1996......................... 4

         Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 1997 and 1996......................... 5

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

Item 4   Submission of Matters to a Vote of Security Holders................13

Item 5   Other Information..................................................13

Item 6   Exhibits and Reports on Form 8-K...................................13

         Signatures.........................................................14

                         GUARANTY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
                                 (In Thousands)

                                                         MARCH 31,        DECEMBER 31,
                                                           1997              1996
                                                           ----              ----

ASSETS                                                           (Unaudited)
Cash and cash equivalents                                  $5,366              $6,076
Investment securities
   Held-to-maturity                                         3,126               3,157
   Available for sale                                      20,584                   0
   Trading                                                    956              16,736
Investment in FHLB stock at cost                              875               1,360
Loans receivable, net                                      84,852              81,270
Accrued interest receivable                                   735                 671
Real estate owned                                              49                  51
Office properties and equipment, net                        5,179               4,946
Other assets                                                1,804               1,753
                                                      ------------        ------------
          Total assets                                   $123,526            $116,020
                                                      ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   NOW/MMDA accounts                                      $11,672             $10,300
   Savings accounts                                         5,209               4,777
   Certificates of deposit                                 74,161              66,324
                                                      ------------        ------------
                                                          $91,043             $81,401
Bonds payable                                               2,613               2,706
Advances from Federal Home Loan Bank                       15,000              17,500
Securities sold under agreement to repurchase               3,140               6,681
Accrued interest payable                                       56                  61
Payments by borrowers for taxes and insurance                 299                 106
Other liabilities                                             589                 990
                                                      ------------        ------------
          Total liabilities                              $112,740            $109,445
                                                      ------------        ------------

STOCKHOLDERS' EQUITY
Preferred stock, par value $1 per share, 500,000
   shares authorized, none issued                               -                   -
Common stock, par value $1.25 per share,
   4,000,000 shares authorized, 1,499,008 and
   924,008 issued and outstanding                          $1,874              $1,155
Additional paid-in capital                                  5,728               1,975
Net unrealized gain (loss) on securities
    avaiable for sale                                        (394)                  0
Retained earnings                                           3,578               3,445
                                                      ------------        ------------
          Total stockholders' equity                      $10,786              $6,575
                                                      ------------        ------------
Total liabilities and stockholders' equity               $123,526            $116,020
                                                      ============        ============

                         GUARANTY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)

                                                      Three Months Ended
                                                           March 31,
                                                    -------------------------
                                                       1997         1996
                                                    -----------  ------------
                                                                (unaudited)
Interest income
   Loans                                              $  1,714      $  1,623
   Mortgage-backed securities                              347           148
   Investment securities                                   107           129
   Trading account assets                                   18             2
                                                    -----------  ------------
Total interest income                                 $  2,186      $  1,902
                                                    -----------  ------------

Interest expense
   Deposits                                           $  1,047     $     806
   Borrowings                                              361           489
                                                    -----------  ------------
Total interest expense                                $  1,408     $   1,295
                                                    -----------  ------------

Net interest income                                   $    778     $     607

Provision (credit) for loan losses                           -            15
                                                    -----------  ------------

Net interest income after provision
      for loan losses                                 $    778     $     592

Other income
   Loan fees and servicing income                     $    159     $     133
   Gain (loss) on sale of loans and securities               5           142
   Service fees on checking                                 26            21
   Other                                                    32            23
                                                    -----------  ------------
Total other income                                    $    222     $     319
                                                    -----------  ------------

Other expenses
   Personnel                                          $    327     $     248
   Occupancy                                                91            75
   Data processing                                          95            76
   Deposit insurance premiums                               28            48
   Other                                                   249           152
                                                    -----------  ------------
Total other expenses                                  $    790     $     599
                                                    -----------  ------------

Income before income taxes                            $    210     $     312
                                                    -----------  ------------

Provision for income taxes                                  77           116
                                                    -----------  ------------

Net income                                            $    133     $     196
                                                    ===========  ============

Earnings per common share                             $   0.10     $    0.15
                                                    ===========  ============

                         GUARANTY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1997 and 1996
                                 (In Thousands)

                                                                                  1997            1996
                                                                               ------------    ------------
Operating Activities
      Net Income                                                                 $      133       $     196
      Adjustments to reconcile net income to net cash provided
           (absorbed) by operating activities:
           Provision for loan losses                                                      -              19
           Depreciation and amortization                                                 75              24
           Amortization of deferred loan fees                                            15             (13)
           Net amortization of premiums and accretion of discounts                        3              35
           Loss (gain) on sale of loans                                                 (32)            (20)
           Originations of loans held for sale                                       (1,509)         (2,493)
           Proceeds from sale of loans                                                1,519           2,513
           Originations of loans securitized                                              -               -
           Loss (gain) on sale of mortgage-backed securities                              -             (17)
           Loss (gain) on sale of securities available for sale                           -              13
           (Gain) loss on disposal of office properties and equipment                     3               -
           (Gain) loss on sale of trading securities                                     26             (39)
           Purchase of trading securities                                           (11,317)        (25,010)
           Sales of trading securities                                               11,342          24,971
           (Gain) loss on sale of real estate owned                                       1             (10)
           Changes in:
                Accrued interest receivable                                             (64)            (41)
                Other assets                                                            (51)           (484)
                Accrued interest payable                                                 (5)             (1)
                Prepayments by borrowers for taxes and insurance                        193             156
                Other liabilities                                                      (401)           (910)
                                                                               ------------    ------------

Net cash provided (absorbed) by operating activities                                    (69)         (1,111)
                                                                               ------------    ------------


Investing activities
      Net (increase) decrease in loans                                               (3,342)         (2,829)
      Mortgage-backed securities principal repayments                                   403             226
      Purchase of securities available for sale                                     (11,593)        (11,074)
      Proceeds from sales of securities available for sale                            6,071           8,443
      Purchases of FHLB stock                                                             -            (100)
      Redemption of FHLB stock                                                          485             142
      Proceeds from sale of office equipment                                              -               -
      Purchases of office properties and equipment                                     (154)            (43)
      Disbursement on construction of office building                                   (54)           (145)
      Improvement of land                                                               (22)              -
                                                                               ------------    ------------

Net cash provided (absorbed) by investing activities                                 (8,206)         (5,380)
                                                                               ------------    ------------

                         GUARANTY FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued


Financing activities
      Net increase (decrease) in deposits                                             9,642          10,776
      Repayment of FHLB advances                                                     (2,500)         (6,250)
      Proceeds from FHLB advances                                                         -               -
      Increase (decrease) in securities sold under agreement to repurchase           (3,541)          2,793
      Principal payments on bonds payable, including unapplied payments                (508)           (189)
      Proceeds from issuance of stock                                                 4,472               -
                                                                               ------------    ------------

Net cash provided (absorbed) by financing activities                                  7,565           7,130
                                                                               ------------    ------------

Increase (decrease) in cash and cash equivalents                                       (710)            639
                                                                               ------------    ------------

Cash and cash equivalents, beginning of period                                        6,076           5,836
                                                                               ------------    ------------

Cash and cash equivalents, end of period                                         $    5,366       $   6,475
                                                                               ============    ============

                         GUARANTY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        For the Three Months ended March
                                31, 1997 and 1996



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

On April 15, 1997, Guaranty Bank's conversion from a federally chartered savings and loan institution to a state chartered bank was approved. In anticipation of this conversion, the Board of Directors voted to change Guaranty's fiscal year end from June 30 to December 31.

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

Note 4    Earnings Per Share

Earnings per share is computed based on the weighted average number of shares of common stock outstanding during each period including the assumed exercise of dilutive stock options, and is retroactively adjusted for stock dividends and stock splits. The weighted average number of shares outstanding for the three months ended March 31, 1997 was 1,307,341.

ITEM 2                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Changes in Financial Condition

Deposit growth and a secondary stock issue during the three months ended March 31, 1997 enabled Guaranty to increase assets. The stock offering occurred on January 29, 1997 with 575 thousand new shares issued at a price of $8.50 per share. After expenses relating to the stock issue, Guaranty's net proceeds were approximately $4.5 million. Total assets increased by $7.4 million, or 6.4%, from $116.0 million at December 31, 1996 to $123.4 million at March 31, 1997. This deposit growth and increased equity was invested in mortgage-backed securities and loans.

Cash and cash equivalents decreased $710 thousand, or 11.6%, to $5.4 million at March 31, 1997. This decrease in cash was due to the combination of increased investments, reduction of borrowed monies, and an increase in loans.

Investment securities, at March 31, 1997, increased by $4.3 million, or 20.2%, to $25.5 million from $21.2 December 31, 1996. Approximately $15.6 million of securities classified as trading at December 31, 1996 were reclassified as available for sale effective January 1, 1997. The proceeds of the stock issue were used to purchase investment securities. Included in the investment portfolio are $3.1 million of mortgage-backed securities, classified as held to maturity, which collateralize the bonds payable, $20.6 million of GNMA, FNMA and FHLMC mortgage-backed securities classified as available for sale, $1.0 million of United States Treasury Notes classified as trading securities and $875,000 of Federal Home Loan Bank stock, recorded at cost.

The loan portfolio consists primarily of mortgage loans, the majority of which are residential first mortgage loans. Of the $86.0 million of gross loans outstanding at March 31, 1997, 75.4% represent residential first mortgages. Net loans were $84.9 million at March 31, 1997, a 4.4% increase from net loans of $81.3 million at December 31, 1996. A sale of fixed rate loans totaling $1.5 million also occurred during this quarter.

Real estate owned decreased by $2 thousand, or 3.9%, to $49 thousand at March 31, 1997 from $51 thousand at December 31, 1996. These assets were acquired through foreclosure and at March 31, 1997 consisted of one property. The property is guaranteed by FHA/VA, and no significant loss is expected.

Deposits increased by $9.6 million, or 11.8%, between December 31, 1996 and March 31, 1997. The majority of the growth was in certificates of deposit, which increased $7.8 million at December 31, 1996. This growth is a reflection of continued marketing and the opening of a new branch.

Office properties and equipment increased $233,000, or 4.7%, since December 31, 1996. This increase is due primarily to the construction of a fifth retail branch office, which is located in Harrisonburg, VA. The branch is expected to be opened to the public in mid May.

Other borrowed money decreased $3.5 million, or 53.0%, while Federal Home Loan Bank advances also decreased $2.5 million by the repayment of an advance which came due in February. The repayment of the advance was made possible from the increase in deposits.

Results of Operations

Net Income

Guaranty reported net income of $133 thousand and $196 thousand for the three month periods ended March 31, 1997 and 1996, respectively. The $63 thousand, or 32.1% decrease in income for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 was due to a decrease in the gain on the sale of loans and securities, an increase in operating expenses associated with converting to a state chartered Bank, and personnel expenses incurred from opening additional offices. These increased expenses were partially offset by an increase in net interest income.


Net Interest Income

Net interest income increased by $171 thousand, or 28.2%, to $778 thousand for the three months ended March 31, 1997, compared to $607 thousand for the same period in 1996. Average earning assets increased to $108.4 million for the three months ended March 31, 1997 compared to an average of $106.7 million for the six months ended December 31, 1996. The average rate earned also increased to 8.07% for the three months ended March 31, 1997 from 8.01% at December 31, 1996. Average interest bearing liabilities remained stable. The average rates paid on liabilities was 5.32% compared to 5.71% for the three months ended March 31, 1997 and 1996, respectively. Interest rate spread and net interest margin for March 31, 1997 and December 31, 1996 were 2.75% and 2.46%, and 2.87% and 2.50%, respectively. The majority of the improvement in net interest income is due to the decrease in the rate paid on bonds payable and the decrease in the rate paid on certificates of deposit. The average rate paid on bonds decreased 483 basis points to 10.53% for the three months ended March 31, 1997 from 15.36%. The average balance of certificates of deposit rose $7.0 million dollars, or 11.1%, to $70.4 million in the three month period ending March 31, 1997 with the average rate falling 16 basis points.


Provision for Loan Losses

Management analyzes the potential risk of loss on the Guaranty's loan portfolio, given the loan balances and the value of the underlying collateral. The allowance for loan losses is reviewed monthly and is based on the loan classification system, which classifies problem loans as substandard, doubtful, or loss. Additional provisions are added when deemed necessary by management. Based on this evaluation, Guaranty recorded no additional provision for loan losses in the three months ended March 31, 1997, and a provision of $15 thousand for the same period in 1996. As of March 31, 1997 the total allowance for loan losses amounted to $854 thousand, of which $698 thousand was not specifically allocated to identified problem loans.

Non-Interest Income

Non-interest income decreased $97 thousand, or 30.4%, to $222 thousand for the three months ended March 31, 1997 from $319 thousand for the same period in 1996 The decrease in this period was primarily due to a $137,000 decrease in income from the investment portfolio during the three months ended March 31, 1997 compared to the same period in 1996. Additionally, loan fees and servicing income increased by $26 thousand to $159 thousand, while other income increased from $23 thousand to $32 thousand for the three months ended March 31, 1997 compared to the same period in 1996.

Non-Interest Expense

Non-interest expense increased $191 thousand, or 31.9%, to $790 thousand for the three months ended March 31, 1997, compared to $599 thousand for the same period in 1996. The increase in expenses for these three months is primarily due to expenses associated with converting the Bank from a federally chartered savings and loan to a state chartered bank, as well as increased personnel costs associated with the opening of additional branches.

Income Tax Expense

Guaranty recognized income tax expense of $77 thousand for the three months ended March 31 1997 compared to $116 thousand for the comparable period in 1996. This reflects the decrease in Guaranty's income.


Liquidity and Capital Resources

On January 29, 1997, Guaranty increased its capital with a secondary offering of common stock. Guaranty issued 575 thousands shares of common stock at an offering price of $8.50 per share. Net proceeds to Guaranty from this stock issue were approximately $4.5 million dollars.

Liquidity is the ability to meet present and future financial obligations either through the sale of existing assets or through the acquisition of additional funds through asset and liability management. By regulatory definition, liquid assets include cash, interest bearing deposits with banks, federal funds sold, and government agency and high rated corporate securities with maturities of five years or less. Guaranty is required to maintain liquid assets on an average monthly basis equal to at least 5% of its liquidity base. Liquidity base is further defined as total deposits plus all short term borrowings. At March 31, 1997, Guaranty's liquidity ratio was 5.7%.

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

Guaranty uses its sources of funds primarily to meet its on-going operating expenses, to pay deposit withdrawals and to fund loan commitments. At March 31, 1997, the total approved loan commitments outstanding amounted to $6.2 million. At the same date, commitments under unused lines of credit amounted to $7.5 million. Certificates of deposit scheduled to mature in one year or less at March 31, 1997 totaled $65.5 million. Management believes that a significant portion of maturing deposits will remain with Guaranty.

Guaranty is subject to OTS regulations requiring savings institutions to meet the following minimum levels of regulatory capital (1) tangible capital of at least 1.5% of total adjusted assets, (2) core capital of 3% of total adjusted assets and (3) risk-based capital of 8% of total risk-weighted assets. At March 31, 1997, Guaranty exceeded all such regulatory capital requirements as shown in the following table.

                                                                Percent of
(Dollars in thousands)                   Amount               Adjusted Assets
------------------------------------------------------------------------------
Tangible Capital:
Regulatory capital                      $11,180                         9.06%
Minimum capital requirement               1,849                         1.50%
------------------------------------------------------------------------------
Excess regulatory capital                $9,331                         7.56%
------------------------------------------------------------------------------

Core Capital:
Regulatory capital                      $11,180                         9.06%
Minimum capital requirement               3,697                         3.00%
------------------------------------------------------------------------------
Excess regulatory capital                $7,483                         6.06%
------------------------------------------------------------------------------

Risk-based Capital:
Regulatory capital                      $11,878                        21.03%
Minimum capital requirement               4,817                         8.00%
------------------------------------------------------------------------------
Excess regulatory capital                $7,217                        13.03%
------------------------------------------------------------------------------

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