Form 10KSB
period 1996-12-31
GUARANTY FINANCIAL CORP /VA/
filed 1997-07-15
CIK 919967

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITEIS EXCHANGE ACT OF 1934

            Transition period from July 1, 1996 to December 31, 1996

                         Commission file number 0-18265

                         GUARANTY FINANCIAL CORPORATION
                 (Name of Small Business Issuer in its Charter)

            Virginia                                     54-1786496
       (State or Other Jurisdiction                   (I.R.S. Employer
               of Incorporation)                      Identification No.)

   1658 State Farm Boulevard
      Charlottesville, Virginia                             22911
   (Address of Principal Executive Offices)               (Zip Code)

                                 (804) 970-1100
                (Issuer's Telephone Number, Including Area Code)

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

                                                           Yes __X__   No_____

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

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the average of the closing bid and asked prices of such stock as of December 31, 1996 was approximately $4,382,985. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         The number of shares outstanding of Common Stock as of December 31, 1996 was 924,008.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of Form 10-KSB - Proxy Statement for the 1996 Annual Meeting of Stockholders.

                                     PART I

Item 1.  Description of Business

General

         Guaranty Financial Corporation ("Guaranty" or the "Corporation") is a Virginia corporation which was organized in 1995 by Guaranty Savings and Loan, F.A., now Guaranty Bank, (the "Bank") for the purpose of becoming a unitary savings and loan holding company. The Bank, which began business in February 1981 and is headquartered in Charlottesville, Virginia, obtained final regulatory approval on June 30, 1997 to convert from a federally chartered savings association to a state chartered commercial bank. Prior to the conversion, Guaranty was a member of the Federal Home Loan Bank System ("FHLBS") and its deposits were insured by the Savings Associations Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Office of Thrift Supervision ("OTS"), created by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), served as the primary regulator for thrifts such as the Bank.

         After the conversion, Guaranty will be a Federal Reserve member commercial bank and its deposits will be insured by the Bank Insurance Fund ("BIF") of the FDIC. The Federal Reserve, the Bureau of Financial Institutions of the Virginia State Corporation Commission and the FDIC will serve as the Bank's primary regulators.

         Effective December 29, 1995, the Bank completed the reorganization of the Bank and the Corporation acquired all of the issued and outstanding shares of Common Stock of the Bank. The principal asset of the Corporation is the outstanding stock of the Bank, its wholly owned subsidiary. The Corporation presently has no separate operations and its business consists only of the business of the Bank. All references to the Corporation, unless otherwise indicated, at or before December 29, 1995 refer to the Bank and its subsidiaries on a consolidated basis. The Corporation's Common Stock is quoted on the National Association of Securities Dealers Automated Quotations ("NASDAQ") System under the symbol "GSLC".

       During 1996, the Bank hired experienced commercial and consumer loan officers and began offering consumer loans and government insured and conventional small business loans. As a result of the anticipated conversion, the Board of Directors of the Corporation and the Bank voted on March 31, 1997 to change the year end of both the Corporation and the Bank from fiscal year end June 30 to a calendar year end December 31.

         Historically, Guaranty's principal business activities have been attracting checking and savings deposits from the general public through its retail banking offices and originating, servicing, investing in and selling loans secured by first mortgage liens on single-family dwellings, including condominium units. Of Guaranty's $81 million of mortgages outstanding at December 31, 1996, 78% represented residential first mortgages. Guaranty also lends funds to retail banking customers by means of home equity, installment loans, and, to a lesser extent, originates loans secured by commercial property and multi-family dwellings. Guaranty invests in certain

United States government and agency obligations and other investments permitted by applicable laws and regulations.

         Like all banks, Guaranty's operations are materially affected by general economic conditions, the monetary and fiscal policies of the federal government and the policies of the various regulatory authorities. Its results of operations are largely dependent upon its net interest income, which is the difference between the interest it receives on its loan portfolio and its investment securities portfolio and the interest it pays on its deposit accounts and borrowings.

         Guaranty's main office is located at 1658 State Farm Boulevard, Charlottesville, Virginia 22911 and the telephone number is (804) 970-1100.


Market Area

         Guaranty is the only independent community bank or savings and loan association headquartered in, or even with an office in, Charlottesville or Albemarle County, Virginia. This area had a collective population of approximately 108,000 in 1990 according to census figures, is located in central Virginia 110 miles southwest of Washington, D.C. and 70 miles west of Richmond, Virginia, and includes the University of Virginia, the area's largest employer. Guaranty operates four full service retail branches, which serve Charlottesville and Albemarle County. In October 1995, construction began on a combined headquarters and fourth retail branch located on the east side of Charlottesville in the Pantops area of Albemarle County. The new facility was opened in December 1996. Guaranty also constructed, in the city of Harrisonburg, a fifth retail branch which opened in May 1997.

Competition

         Guaranty faces strong competition both in originating loans and in attracting deposits. Competition in originating loans comes primarily from commercial banks, mortgage bankers and to a lesser extent other thrift institutions who also make loans in the Bank's market area. The Bank competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

         Guaranty faces substantial competition in attracting deposits from commercial banks, money market and mutual funds, credit unions and other investment vehicles. Guaranty competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and being the only locally based bank in Charlottesville.

Lending Activities

General

         Guaranty's loan portfolio consists primarily of mortgage loans, the majority of which are residential first mortgage loans. Guaranty also holds commercial real estate mortgages, residential construction loans, second mortgage home equity loans and consumer loans. The primary lending market consists of the City of Charlottesville and Albemarle County, and to a lesser extent, the surrounding counties of Greene, Fluvanna, Louisa, and Orange.

         Residential loan originations come primarily from walk-in customers, real estate brokers and builders. Commercial real estate loan originations are obtained through broker referrals, direct solicitation of developers and continued business from customers. All completed loan applications are reviewed by the Bank's salaried loan officers. As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant. If commercial real estate is involved, information is also obtained concerning cash flow after debt service. Loan quality is analyzed based on the Bank's experience and guidelines with respect to credit underwriting as well as the guidelines issued by the Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and other purchasers of loans, depending on the type of loan involved. The non-conforming one- to four-family adjustable-rate mortgage loans originated by the Bank, however, are not readily saleable in the secondary market due to the fact that they do not typically meet all of the secondary marketing guidelines. These loans are evaluated by the loan committee for "overall" merit and will not exceed an 80% LTV ratio. All real estate is appraised by independent fee appraisers who have been pre-approved by the Board of Directors. All conforming loans including HUD/FHA, VA and applicable VHDA loans are underwritten and acted upon within loan administration requiring two signatures of approval.

         In the normal course of business, Guaranty makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its annual financial statements, including commitments to extend credit. At December 31, 1996, commitments to extend credit totaled $9.4 million. (See footnote 16 of the financial statements.)

         Pursuant to the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), the aggregate amount of loans that Guaranty is permitted to make to any one borrower, including related entities, and the aggregate amount that Guaranty may invest in any one real estate project, with certain exceptions, is 15% of the institution's unimpaired capital and unimpaired surplus to a single borrower, plus an additional 10% of unimpaired capital and unimpaired surplus for loans secured by readily marketable collateral. Readily marketable collateral does not include real estate. At December, 1996, the maximum amount which Guaranty could have loaned to one borrower was approximately $950,000.

One- to Four-Family Residential Real Estate Lending

         Guaranty's primary lending program is the origination of loans secured by one- to four-family residences, all of which are located in the Bank's market area. Guaranty evaluates both the borrower's ability to make principal and interest payments and the value of the property that will secure the loan. Federal law permits the Bank to make loans in amounts of up to 100% of the appraised value of the underlying real estate. Loans are made with a loan to value up to 95% for conventional mortgage loans and up to 100% for loans guaranteed by either the Federal Housing Authority ("FHA") or the Veterans Administration ("VA"). For conventional loans in excess of 80% loan to value, private mortgage insurance is secured insuring the mortgage loans to 75% loan to value. In addition to fixed mortgage loans, Guaranty makes adjustable rate mortgages with the primary loan indexed to the one year treasury. Generally if the loans are not made to credit standards of FHLMC, additional fees and a higher interest rate are charged and the loans are maintained in Guaranty's portfolio. If the loan to value exceeds 80%, private mortgage insurance is generally secured.

         Most savings institutions, including Guaranty, historically made one- to four-family residential mortgage loans on a 30-year fixed rate basis. Due to prepayments and refinancings, the average actual maturity of 30-year loans in the past has been substantially shorter.

         In order to reduce its exposure to changes in interest rates, the Bank has de-emphasized the origination of 30-year fixed-rate one- to four-family residential mortgage loans for retention in its own portfolio. For the six-month period ended December 31, 1996, 29.7% of all one- to four-family residential loans originated by the Bank had adjustable interest rates. Although, due to competitive market pressures, the Bank does originate fixed-rate mortgage loans, it currently underwrites and documents all such loans to permit their sale in the secondary mortgage market. At December 31, 1996, $26.1 million, or 41.7%, of the Bank's one- to four-family residential mortgage loan portfolio consisted of fixed-rate mortgage loans.

         The Bank's current one- to four-family residential adjustable-rate mortgage ("ARMs") have interest rates that adjust every year, generally in accordance with the rates on one-year U.S. Treasury Bills. The Bank's ARMs generally limit interest rate increases to 2% each rate adjustment period and have an established ceiling rate at the time the loans are made of up to 6% over the original interest rate. Borrowers are qualified at the first year interest rate plus 2%. To compete with other lenders in its market area, Guaranty makes one-year ARMs at interest rates which, for the first year, are below the index rate which would otherwise apply to these loans. At December 31, 1996, $36.5 million, or 58.3%, of the Bank's one- to four-family residential mortgage loan portfolio consisted of ARMs. There are unquantifiable risks resulting from potential increased costs to the borrower as a result of repricing. It is possible, therefore, that during periods of rising interest rates, the risk of defaults on ARMs may increase due to the upward adjustment of interest costs to borrowers.

         All one- to four-family real estate mortgage loans being originated by the Bank contain a "due-on-sale" clause providing that the Bank may declare the unpaid principal balance due and payable upon the sale of the mortgage property. It is the Bank's policy to enforce these due-on-sale clauses concerning fixed-rate loans and to permit assumptions of ARMs, for a fee, by qualified borrowers.

         Guaranty requires, in connection with the origination of residential real estate loans, title opinions and fire and casualty insurance coverage, as well as flood insurance where appropriate, to protect the Bank's interest. The cost of this insurance coverage is paid by the borrower. The Bank does require escrows for taxes and insurance.

Construction Lending

         As part of its community involvement, the Bank makes local construction loans, primarily residential and lot loans. The construction loans are secured by the property for which the loan was obtained. At December 31, 1996, construction and land loans outstanding was $7.4 million, or 8.7%, of total gross loans outstanding. The average life of a construction loan is approximately nine months and they reprice daily to meet the market, normally prime plus two percent. Because the interest charged on these loans float with the market they help the Bank in managing its interest rate sensitivity.

Commercial Real Estate Lending

         The Bank also originates commercial real estate loans. These loans are secured by various types of commercial real estate, including multi-family residential buildings, commercial buildings, small shopping centers and churches. At December 31, 1996, commercial real estate aggregated $8.0 million or 9.4% of the Bank's total loans receivable. The Bank's commercial real estate loans were generally made at interest rates that adjust based on yields for one-year U.S. Treasury securities, with a 2% annual cap on rate adjustments and a 6% cap on interest rates over the life of the loan. Beginning in September 1996, the interest rates on commercial real estate loans, in most cases, have been tied to the prime lending rate. Typically, the Bank charges fees ranging from 1% to 2% on these loans. At December 31, 1996, the Bank held no fixed- rate commercial real estate loans. Commercial real estate loans made by the Bank generally amortize over 20 to 30 years and may have a call provision of 3 or 5 years. The Bank's commercial real estate loans are secured by properties in the Bank's market area.

         In its underwriting of commercial real estate, the Bank may lend, under federal regulation, up to 100% of the security property's appraised value, although the Bank's loan to original appraised value ratio on such properties is 80% or less. The Bank's commercial real estate loan underwriting criteria require an examination of debt service coverage ratios, the borrower's creditworthiness and prior credit history and reputation, and the Bank generally requires personal guarantees or endorsements of borrowers. The Bank also carefully considers the location of the security property.


Consumer Lending

         Federal thrift institutions are permitted to make both secured and unsecured consumer loans reasonably incident to personal or household purposes. In general, loans made under these investment powers may not exceed 30% of a federally-chartered thrift institution's total assets. After the conversion to a state chartered bank on June 30, 1997, these restrictions no longer apply to Guaranty.

         Guaranty offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, share loans, automobile loans, deposit account loans, installment and demand loans, letters of credit, and home equity loans. At December 31, 1996, the Bank had $7.0 million of consumer loans, or 8.2% of total loans. During fiscal year 1996, the

Bank increased its level of consumer loans. Such loans were generally made to customers with which the Bank had an pre-existing relationships and were generally in amounts of under $75,000. Guaranty originates all of its consumer loans in its market area and intends to continue its consumer lending in this geographic area.

         Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loan such as the Bank, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral. The Bank adds general provisions to its loan loss allowance at the time the loans are originated. Consumer loan delinquencies often increase over time as the loans age.

         The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income for primary employment, and additionally from any verifiable secondary income. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a of the value of the security in relation to the proposed loan amount.

         During fiscal year 1996, Guaranty began offering all types of consumer loans due to its improved capital position. Generally these loans provide higher yields than one-to-four-family mortgages.

Commercial Loans

         In July 1996, Guaranty began making commercial loans to qualified small businesses in its market area. Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have commensurately higher yields. To manage these risks, Guaranty generally secures appropriate collateral and carefully monitors the financial condition of its business borrowers. Commercial loans are typically made on the basis of the borrower's ability to make repayment from cash flow from its business and are secured by business assets such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral for commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate. Guaranty has a credit review and monitoring system to regularly review the cash flow of commercial borrowers.

REGULATION

General

         Prior to the conversion to a state chartered bank on June 30, 1997, Guaranty was a federally chartered savings bank subject to regulation, supervision and periodic examination by the OTS and the FDIC. The regulations of these agencies governed most aspects of the Bank's business and operations prior to June 30, 1997. Prior to July 1, 1997, the Bank's deposits were insured by the SAIF administered by the FDIC to the maximum amount by law, which is currently $100,000 per depositor in most cases.

         On June 30, 1997, Guaranty received final regulatory approval to convert from a federal savings bank to a state chartered commercial bank. Upon conversion, Guaranty became a member of the Federal Reserve system and its deposits became insured by the Bank Insurance Fund ("BIF") of the FDIC. The Federal Reserve, the Bureau of Financial Institutions of the Virginia State Corporation Commission and the FDIC will serve as the Banks primary regulators.

         The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") effected sweeping changes in the regulatory structure applicable to federally insured savings institutions. FIRREA abolished the Federal Home Loan Bank Board and the role of its Chairman as the chief regulator of the savings and loan industry. The primary regulator for federal and state savings institutions is now the Office of Thrift Supervision ("OTS"), an office in the United States Department of the Treasury. The Director of the OTS is responsible for the examination and supervision of all savings institutions.

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

         The FDIC administers insurance on deposits at all federally insured institutions. It operates two subfunds: the Bank Insurance Fund ("BIF") for institutions which paid FDIC insurance in the past; and the SAIF for those institutions formerly insured by the Federal Savings and Loan Insurance Corporation ("FSLIC"). The FDIC must segregate assessments, premiums and administrative expenses between its two subfunds. As administrator of the SAIF and BIF, the FDIC may prohibit any activity found to pose a serious risk of loss to the insurance funds.

         On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was signed into law, which substantially amended the Federal Deposit Insurance Act ("FDIA"). FDICIA generally provides for the recapitalization of the federal deposit insurance funds as well as for supervisory and regulatory reforms to be administered by federal banking agencies. For a further description of FDICIA, see "-Federal Deposit Insurance Corporation Improvement Act of 1991."


The Federal Home Loan Bank System

         All savings institutions that make long-term home mortgage loans are required to be members of the regional Federal Home Loan Banks ("FHLBs"), which in turn are overseen by the Federal Housing Finance Board. The Bank, as a member of the Federal Home Loan Bank System, is required to hold shares of capital stock in the FHLB of Atlanta.

         The Bank is authorized to apply for advances from the FHLB of Atlanta, provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The FHLB prescribes the acceptable uses for advances as well as limitations on the size of advances. Under FIRREA, long-term advances may only be made by FHLBs for the purpose of providing funds for residential housing finance. Additionally, at the time of origination or renewal of a loan or advance, FHLBs must obtain a security interest in collateral in the form of the following low-risk assets: whole loans, United States Government or mortgage-backed securities, FHLB deposits, and certain real estate. At December 31, 1996, the Bank had $17.5 million in advances from the FHLB of Atlanta.

Federal Reserve System

         Pursuant to the Depository Institutions Deregulation and Monetary Control Act of 1980, the Board of Governors of the Federal Reserve System
("FRB") adopted regulations that require savings associations to maintain reserves against their transaction accounts (primarily NOW accounts) and non-personal time deposits. FRB regulations generally exempt from reserve requirements the first $3.8 million in net transaction accounts. Reserves of 3% (subject to adjustment by the FRB) must be maintained against net transaction accounts from $3.8 to $46.8 million, and a reserve of $1,404,000 plus 10% against that portion of total transaction accounts in excess of $46.8 million must be maintained. The FRB regulations do not presently require reserves to be maintained on time deposits and savings accounts.

         The balances on deposits to meet the reserve requirements imposed by the FRB may also be used to satisfy the liquidity requirements that are imposed by the OTS. See "-Liquidity Requirements."

Capital Requirements

         FIRREA requires that capital standards applicable to savings institutions be no less stringent than those applicable to national banks administered by the Office of the Comptroller of the Currency ("OCC") (except for special treatment of qualifying supervisory goodwill as discussed below). As of December 31, 1994, OTS regulations set the minimum risk-based capital requirements at 8% of risk-weighted assets, the minimum leverage capital requirements at 3% of adjusted total assets and the minimum tangible capital requirements at 1.5% of adjusted total assets. In addition, the OTS has adopted, but not yet implemented, rules which require savings institutions to incorporate an interest-rate risk component into the OTS's risk-based capital rules. The OTS has not indicated when the rules will be implemented.

         Under OTS regulations,  total capital consists of two types of capital:
"core capital elements" and "supplementary capital elements." Core capital consists of common and qualifying preferred shareholders' equity, minority interests in the equity accounts of fully consolidated subsidiaries, nonwithdrawable accounts and certain pledged deposits and certain qualifying supervisory goodwill. From January 1, 1993 to December 31, 1993, qualifying supervisory goodwill could not exceed 0.75% of total assets in the institution's core capital ratio, from January 1, 1994 to December 31, 1994, 0.375%, and thereafter such percentage decrease to 0%. Supplementary capital, with certain limitations, may consist of the allowance for loans and lease losses (which cannot exceed 1.25% of a savings bank's risk-weighted assets), perpetual preferred stock, term subordinated debt and intermediate term preferred stock, certain hybrid capital instruments, and mandatory convertible debt securities. The maximum amount of supplemental capital that may be included in an institution's qualifying capital is limited to 100% of core capital.

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

         In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating the risk-based capital requirement. As a result, such an institution will be required to maintain additional capital in order to comply with the risk-based capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2.0% of the estimated market value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest rate risk component will be calculated on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2.0%, multiplied by the market value of its assets. The rule also authorizes the Director of the OTS, or his designee, to waive or defer an institution's interest rate risk component on a case-by-case basis. The final rule was originally effective as of January 1, 1994, subject to a two quarter "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. However, in October 1994 and March 1995, the Director of the OTS indicated that it would waive the capital deductions for institutions with a greater than "normal" risk until the OTS publishes an appeals process, which the OTS expects will occur shortly. The OTS indicated in the final rule that it intended to lower the leverage ratio requirement to be "adequately capitalized" (as defined in its prompt corrective action regulation) to 3.0% from the current level of 4.0% on July 1, 1994. Management of the Bank does not believe that the OTS' adoption of an interest rate risk component to the risk-based capital requirement will have an adverse affect on the Bank if it becomes effective in its current form.

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


Failure to Meet Capital Requirements

         A savings and loan which does not meet the capital requirements described above is required to submit a capital plan to the OTS. The plan must certify that during the period when the plan is under review by the OTS, the savings institution will not, without the prior written approval of the District Director of the OTS, grow beyond net interest credited, make any capital distribution, or act inconsistently with any other limitation on activities established for savings associations not meeting capital standards. The capital plan has to be acceptable to the OTS in order for an institution to obtain exemptions from the capital standards and exemptions from sanctions for failure to meet capital requirements. If the plan submitted is not approved by the OTS, the institution cannot increase its assets beyond the amount held on the day it received the notice of disapproval, and must comply with any restrictions or limitations set forth in the written notice of disapproval.

         After January 1, 1991, the OTS must prohibit any asset growth by savings institutions not in compliance with capital standards, except for specific growth expressly approved according to certain guidelines. In addition, through enforcement proceedings or otherwise, the OTS may require any savings institution not in compliance with the minimum capital requirements to take one or more of the following corrective actions, which include: (1) increasing the amount of regulatory capital to a specified level; (2) reducing interest payable on savings account; (3) ceasing or limiting acceptance of new accounts; (4) ceasing or limiting lending or the making of a particular type of category of loan; (5) ceasing or limiting the purchase of loans or the making of specified other investments; (6) limiting operational expenditures; (7) increasing liquid assets; or (8) taking such other actions as the OTS may deem appropriate for the safety and soundness of the institution, its depositors and investors.

         An institution not in compliance either with the capital regulations, individual minimum leverage ratio requirements or requirements included as part of an agreement between the institution and the OTS, further may be subject to a capital directive or such other enforcement actions as the OTS deems necessary for the safety and soundness of the association. Failure to meet OTS capital requirements can serve as a basis for placing an institution in conservatorship or in receivership. Failure to satisfy an individual capital ratio constitutes a legal basis for a capital directive against an institution, which may contain those restrictions the OTS deems appropriate. A savings institution may apply for an exemption from the provisions of a capital directive, which must be accompanied by a capital plan acceptable to the OTS. The OTS District Director will treat as an unsafe and unsound practice any material failure by a savings association to comply with any plan, regulation or written agreement undertaken to comply with these requirements.

         In addition to the OTS minimum regulatory capital requirements, FDICIA has created capital categories for the purpose of determining when supervisory or other corrective action is appropriate. See "- Federal Deposit Insurance Corporation Improvement Act of 1991."


Restrictions on Capital Distributions

         Savings institutions have limitations imposed on all "capital distributions," including cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders or another institution in a cash-out merger and other distributions charged against capital. OTS regulations generally create a safe harbor for specified levels of capital distribution by most savings institutions meeting at least their minimum capital requirements, so long as such institutions notify the OTS and receive no objection to the distribution from the OTS. Savings institutions which make distribution that do not qualify for the safe harbor are required to obtain prior OTS approval before making any capital distribution. The OTS proposed certain amendments to its capital distribution regulations in December 1994. If the proposed amendments were adopted, Guaranty would be required to obtain prior approval of any capital distribution until its regulatory classification is changed.


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

         For the month ending December 31, 1996, the Bank's average liquidity ratio was 6.3%.

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

         FIRREA imposes on savings institutions loans-to-one-borrower limitations which are also applicable to national banks. Subject to certain exceptions, FIRREA allows savings institutions to lend up to 15% of the institution's unimpaired capital and unimpaired surplus to a single borrower, plus an additional 10% of unimpaired capital and unimpaired surplus for loans fully secured by readily marketable collateral. Readily marketable collateral does not include real estate.

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

         The Bank believes that it is in compliance with each of the investment and lending restrictions discussed above.


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

         Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the Bank Insurance Fund. If an association that fails the test has not yet requalified and has not converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company, and become subject to all restrictions on bank holding companies. At December 31, 1996, the Bank met the QTL test and has always met the test since its effective date. See "- Holding Company Regulation."


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


Federal Deposit Insurance Corporation Improvement Act of 1991

         FDICIA generally addresses the safety and soundness of the federal deposit insurance funds, supervision of and accounting by insured depository institutions and prompt corrective action by the federal bank regulatory agencies with respect to troubled institutions. FDICIA gives the FDIC, in its capacity as federal insurer of deposits, broad authority to promulgate regulations to assure the viability of the deposit insurance funds. FDICIA also places restrictions on institutions failing to meet minimum capital standards and provides enhanced enforcement authority for the federal banking agencies. FDICIA also strengthened FRB regulations regarding insider transactions.

         FDICIA established five capital categories for insured depository institutions: (a) Well Capitalized; (b) Adequately Capitalized; (c) Undercapitalized; (d) Significantly Undercapitalized; and (e) Critically Undercapitalized. Regulations which became effective December 19, 1992, define the relevant capital measures for the four highest capital categories to be the ratio of total Tier 1 capital to risk-weighted assets (the total risk-based ratio), the ratio of Tier 1 to risk-weighted assets (the Tier 1 risk-based ratio) and the ratio of Tier 1 capital to total average assets (the leverage ratio).

         Well-Capitalized means a financial institution with a total risk-based ratio of 10% or more, a Tier 1 risk-based ratio of 6% or more and a leverage ratio of 5% or more, so long as the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Adequately Capitalized means a total risk-base ratio of 8% or more, a Tier 1 risk-based ratio of 4% or more and a leverage ratio of 4% or more (3% or more if the institution has received the highest corporate rating in its most recent report of examination) and does not meet the definition of a Well-Capitalized institution. Undercapitalized means a financial institution with a total risk-based ratio of less than 8%, a Tier 1 risk-based ratio of less than 4% or a leverage ratio of less than 4%. Significantly Undercapitalized means a financial institution with a total risk-based ratio of less than 6%, a Tier 1 risk-based ratio of less than 3% or a leverage ratio of less than 3%. Critically Undercapitalized means a financial institution with a ratio of tangible equity to total assets that is equal to or less than 2%. At December 31, 1996, Guaranty was Well Capitalized.

Deposit Insurance

         Federal law requires FDIC to establish a risk-based assessment system for calculating a depository institution's semi-annual deposit insurance premiums. Under regulations adopted by the FDIC, the risk which each insured depository institution poses to its insurance fund is determined on the basis of capital and supervisory evaluations. For purposes of the risk-based assessment system, insured institutions are divided into three main capital groups: Well Capitalized, Adequately Capitalized and Undercapitalized. Each of the three capital categories are further subdivided by three supervisory subgroups: healthy, supervisory concern and substantial supervisory concern. Each institution is assigned an assessment based on its placement in the resulting nine cell matrix. Assessments range from $0.23 per $100 of deposits for healthy, Well Capitalized institutions to $0.31 per $100 of deposits for Undercapitalized institutions for which there is substantial supervisory concern.

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

         Pursuant to the Economic Growth and Paper Work Reduction Act of 1996 (the "Act"), the FDIC imposed a special assessment on SAIF members to capitalize the SAIF at the designated reserve level of 1.25% as of September 30, 1996. Based on Guaranty's deposits at March 31, 1995, the date for measuring the amount of the special assessment pursuant to the Act, Guaranty paid a special assessment of approximately
$347,000 to capitalize the SAIF. In January 1997, Guaranty's insurance premium was reduced to approximately $0.09 per $100 of deposits.

Holding Company Regulation

         Prior to the conversion to a state chartered bank on June 30, 1997, the Corporation was a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Corporation was required to file with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS had enforcement authority over the Corporation and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This relation and oversight is intended primarily for the protection of the depositors of the Corporation's subsidiary savings association and not for stockholders of the Corporation.

         As a unitary savings and loan holding company, the Corporation generally was not subject to activity restrictions, provided the Corporation satisfies the QTL test. If the Corporation acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Corporation and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

         After the charter conversion, Guaranty will be subject to the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and will be subject to regulation by the Federal Reserve with respect to its operations as a bank holding company. The Bank also will be subject to regulation by the Bureau of Financial Institutions of the Virginia State Corporation Commission, the Federal Reserve, and the FDIC. The powers of state member banks and bank holding companies differ from those of federally chartered savings associations. However, Guaranty does not anticipate any material changes in its operations as a result of the changes in applicable laws and regulations that will result from the charter conversion.

Charter Conversion

         On June 30, 1997 Guaranty obtained final approval from the Virginia State Corporation Commission, the Board of Governors of the Federal Reserve System, the FDIC and the OTS to convert from a federally-chartered savings association to a Virginia-chartered, Federal Reserve member commercial bank. Federal and state banking regulators obtained a commitment from Guaranty to reduce its ratio of loans-to-deposits, which was approximately 100% at December 31, 1996. Guaranty already is in the process of reducing such ratio and does not expect that such requirement will materially affect its operations.

         After the charter conversion, Guaranty will be subject to the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and will be subject to regulation by the

Federal Reserve with respect to its operations as a bank holding company. The Bank also will be subject to regulation by the Bureau of Financial Institutions of the Virginia State Corporation Commission, the Federal Reserve, and the FDIC. The powers of state member banks and bank holding companies differ from those of federally chartered savings associations. However, Guaranty does not anticipate any material changes in its operations as a result of the changes in applicable laws and regulations that will result from the charter conversion.

         As a federally chartered savings association, the Bank may not hold secured or unsecured loans for commercial, corporate or agricultural purposes in excess of 20% of its assets. The sum of consumer loans and certain investments in corporate obligations may not exceed 35% of the Bank's assets. The Bank also is required to meet the qualified thrift lender test, which generally requires the Bank to invest the majority of its assets in mortgage loans. After the charter conversion, there would be no such limits on the commercial and consumer lending authority of the Bank, nor would the Bank be subject to the qualified thrift lender test. Recently, the Bank has emphasized and expanded its small business and consumer lending programs. As these programs evolve, the Bank expects to reduce its reliance on permanent residential mortgage loans. While loans secured by real estate are expected to remain an important part of the Bank's business, it expects that in several years its loan portfolio will more closely resemble that of a commercial bank than a thrift. Consequently, the Bank believes that operating under a commercial bank charter will better suit the Bank's business plan than will the federal savings association charter.

Recent Tax Legislation

         For tax years beginning prior to January 1, 1996, savings banks that met certain definitional tests and other conditions prescribed by the Internal Revenue Code were allowed, within limitations, to deduct form taxable income an allowance for bad debts using the "percentage of taxable income" method. Section 1616 of the Small Business Job Protection Act of 1996 repealed the percentage of taxable income method of computing bad debt reserves, and requires the recapture into taxable income of "excess reserves", on a ratable basis over the next six years. Excess reserves are defined, in general, as the excess of the balance of tax bad reserve (using the percentage of taxable income method) as of the close of the last tax year beginning before January 1, 1988. The recapture of the reserves is deferred if the Bank meets the "residential loan requirement" exception during either or both of the first two years beginning after December 31, 1995. The residential loan requirement is met, in general, if the principal amount of residential loans made by the Bank during the year is not less than the Bank's "base amount". The base amount is defined as the average of the principal amounts of residential loans made during the six most recent tax years beginning January 1, 1996.

         As a result of this law change, Guaranty must recapture into taxable income approximately $387,000 ratably over the next six years ($64,500 per year), beginning with the year ending June 30, 1997. If the residential loan requirement exception is met, as discussed above, the income will be includable in the third through eighth years following the year ended June 30, 1996.

Personnel

         As of June 30, 1997, Guaranty had a total of 47 employees, including 2 part-time employees. None of the Corporation's employees are represented by a collective bargaining group. Guaranty believes that its relationship with its employees is good.

Item 2.  Description of Property

                                          Owned or
                                           Lease               Lease Renewal
                  Location               Expiration               Options
                  --------               ----------               -------

Executive Offices and Main Branch
1658 State Farm Boulevard
Charlottesville, Virginia                Owned

Rio Road Branch
1700 Seminole Trail
Charlottesville, Virginia                Owned

Downtown Charlottesville Branch
520 E. Main Street                                                  Three
Charlottesville, Virginia                August 31, 1997     five-year options

Arlington Boulevard Branch
1924 Arlington Boulevard                                            Three
Charlottesville, Virginia                September 30, 1997  five-year options

Harrisonburg Branch
Neff Ave. & Reservoir St.
Harrisonburg, Virginia                   Owned

Warehouse
1110 East Market Street
Charlottesville, Virginia                February 28, 1998

         At December 31, 1996, the net book value of the Corporation's investment in premises and equipment was approximately $4.9 million.

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

Item 4. Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of Guaranty Financial Corporation was held December 11, 1996 in Charlottesville Virginia for the purposes of electing four individuals to the Board of Directors and amending Guaranty's 1991 Incentive Plan (the "Plan"). Proxies for the meeting were solicited pursuant to Regulation 14(a) of the Securities and Exchange Act of 1934, as amended.

         There was no solicitation in opposition to management's nominees to the Board of Directors as listed in the proxy statement, and all of such nominees were elected with the following vote:

                                         Shares             Shares            Shares
                                        voted for          withheld         not voted           Total
                                    ------------------ ----------------- ----------------- -----------------
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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         The Common Stock has been listed on the Nasdaq SmallCap Market under the symbol "GSLC" since June 29, 1995. As of December 31, 1996, the Corporation has approximately 533 shareholders of record.

         The following table lists the high and low prices for the common stock for the four quarters ended December 31, 1996. Prices have been adjusted to reflect the two for one stock split paid in January 1996.

              1996            HIGH           LOW
              ----            ----           ---
          1st Quarter         $8.50          $7.75
          2nd Quarter         $8.50          $7.50
          3rd Quarter         $9.25          $7.25
          4th Quarter         $9.50          $8.25





         The Corporation paid a cash dividend on its Common Stock of 5 cents per share in June 1996. That was the first dividend paid since July 1993, when the Corporation paid 50 cents per share on its Common Stock. In December 1996, the Corporation paid a dividend on its Common Stock of 5 cents per share.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information contained under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages four to twenty of the 1996 Annual Report is incorporated herein by reference. Management's Discussion and Analysis of Financial Condition and Results of Operations for the six-month transition period ended December 31, 1996 follows.

                                  INTRODUCTION

         At the 1995 Annual Meeting, stockholders approved a plan providing for the formation of a holding company with Guaranty Savings and Loan, F.A. as the subsidiary. On November 26, 1996, the board of directors during a regularly scheduled meeting voted to change the name of Guaranty Savings and Loan, F.A. to Guaranty Bank (the "Bank").

         Pursuant to the approved plan, which was consummated in December 1995, each existing share of Guaranty Savings and Loan, F.A. common stock was converted into one share of common stock in the new holding company known as Guaranty Financial Corporation (the "Corporation"). As a result of the reorganization, the Bank's stock holders became the owners of the newly formed holding company, which in turns owns all the outstanding stock of the Bank.

The Corporation's only direct subsidiary is the Bank and the Corporation has no material assets or liabilities other than the stock of the Bank.

         Following consummation of the holding company reorganization, the Board of Directors declared a two (2) for one (1) stock split, paid January 31, 1996 to holders of record January 15, 1996.

         For the six months ended December 31, 1996, the Corporation experienced a 102% decrease in earnings from the same period in 1995. During the six months ended December 31, 1996, the Corporation's net loss was $6,382 compared to earnings of $298,821 for the same period in 1995. Income decreased during the six months ended December 31, 1996, due to a loss of $237,000 when it restructured its investment portfolio and a one time special assessment of $347,000 to recapitalize the Savings Association Insurance Fund ("SAIF"). In order for Guaranty to convert to a commercial bank, securities classified as available for sale had to be reclassified as trading securities. This resulted in a mark to market loss of $237,000 which was charged against net income and adjusted the basis of the securities. Without these losses, Guaranty would have reported an after tax net income of $376,000 for the six months ended December 31, 1996.

         In October 1995, construction began on a combined headquarters and retail branch located on the east side of Charlottesville in the Pantops area of Albemarle County. This facility was completed in the fall of 1996 and was opened to the public for business December 9, 1996. Guaranty occupies approximately 15,500 sq. ft. of the building's 20,000 sq. ft., with the remainder split into two offices for lease, one of which is currently being leased. In addition, in June 1996 Guaranty purchased its Rio Road office which had previously been leased. After renovations are completed to modernize the site and make it more attractive and accessible for tenants and customers Guaranty will maintain a 2,500 sq. ft. retail branch with the remainder to be leased. As of May 1997, 100% of this space was leased. In addition to the opening of the new headquarters and the Rio Road purchase, construction has begun on a new retail branch at the intersection of Neff Avenue and Reservoir Street in the city of Harrisonburg. The branch opened on May 21, 1997.

                             RESULTS OF OPERATIONS

           Comparison of Six Months Ended December 31, 1996 and 1995

General

         The Bank's results of operations depend primarily on the level of its net income and noninterest income and the level of its operating expenses. Net interest income depends upon the balance of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

Interest Income

         Interest income was $4.3 million for the six months ended December 31, 1996, an increase of $570,000, or 15% from $3.7 million for the same period in 1995. Volume increases in the average bearing assets were the primary reasons for the increase in interest income. Average loans were 7.6% higher, at $83.8 million, and average investment securities were 124.7% higher, at $17.6, for the six month period ended December 1996 over the same six month period in 1995. Total average interest earning assets were 19% higher, at $106.7 million, for the six months ended December 1996 compared to the same period in 1995. Interest rates were lower during the six months ended December 31, 1996 compared to the same period in 1995. Yet, Guaranty still experienced moderate growth in deposits during the six months ended December 31, 1996. This growth was invested in loans and supplemented with mortgage-backed securities. The average yield on loans was 4 basis points higher, at 8.24%, during the six months ended December 31, 1996 compared to 8.20% for the same period in 1995. The average yield on investment securities was lower by 182 basis points, at 7.15%, compared to 8.97% for the same period in 1995. Interest income was greater due to the increase in the average interest-earning assets despite the overall yield paid on those assets being 26 basis points lower, at 8.01%, compared to 8.27% for the same period in 1995.

Interest Expense

         Interest expense was $2.9 million for the six months ended December 31, 1996, an increase of $396,000, or 16%, from $2.5 million for the same period in 1995. While the overall rate paid on average interest bearing liabilities was 38 basis points lower, at 5.55%, compared to 5.93% for the six months ended December 31, 1995, net interest expense increased due to an increase in overall volume. Average interest bearing deposits were $22 million, or 40%, higher for the six months ended December 31, 1996 compared to the same period in 1995. The average rate paid on these deposits was 5 basis points lower at 5.09% for the six months ended December 1996 compared to the six months ended December 1995. The most significant change was in time deposits. The average balance of time deposits was $22.2 million, or 53.8%, higher with the average rate paid being 32 basis points lower at 5.54% during the six months ended December 1996 compared to the same period in 1995. Average FHLB advances and other borrowings were lower by $1.2 million, at $25.9 million, while the rate paid on these borrowings was 57 basis points lower, at 5.76%, during the six months ended December 31, 1996 compared to the six months ended December 31, 1995.


Provision for Loan Losses

         The provision increased to $91,800 for the six months ended December 31, 1996 compared to a provision of $10,900 for the same period in 1995. Guaranty monitors its loan loss reserve monthly and makes allocations as necessary. Management believes that the level of its loan loss reserve is adequate. As of December 31, 1996 the total allowance for loan losses amounted to $870,000, of which $709,000 was not specifically allocated to identified problem loans.

Net Interest Income

         Net interest income was $1.34 million for the six months ended December 31, 1996 compared to $1.16 million for the same period in 1995. The improvement in net interest income was primarily due to the volume increase in investment securities and loans, and a shift from higher interest bearing FHLB advances and other borrowings to certificates of deposit as a funding source.


         The following table describes the impact on Guaranty's interest income resulting from changes in average balances and average rates for the periods indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                                Six months ended December 31,                          Years ended June 30,
                                    1996 compared to 1995            1996 compared to 1995            1995 compared to 1994
                                -----------------------------------------------------------------------------------------------
                                 Increase     Change Due To:      Increase     Change Due To:      Increase     Change Due To:
(Dollars in thousands)          (Decrease)    Rate    Volume     (Decrease)    Rate    Volume     (Decrease)    Rate   Volume
                                ----------    ----    ------     ----------    ----    ------     ----------    ----   ------
Interest income:
   Securities                          $279    ($143)    $422           $226      ($9)    $235          ($722)    $403 ($1,125)
   Loans                                262       31      231            545      430      115            643      273     370
   Interest bearing deposits
     in other banks                      30      (39)      69             57      (38)      95            184       78     106
                                         --      ---       --             --      ---       --            ---       --     ---

        Total interests income          571     (151)     722            828      383      445            105      754    (649)

Interest expense:
   Interest bearing deposits:
      Demand/MMDA accounts               (6)      (2)      (4)           (35)      (9)     (26)           (51)     (18)    (33)
      Savings                             3       (0)       3            (41)      (5)     (36)           (24)     (17)     (7)
      Certificates of deposit           550     (132)     682            768      248      520            576      353     223
                                        ---     ----      ---            ---      ---      ---            ---      ---     ---
        Total interest bearing deposits 547     (134)     681            692      234      458            501      318     183
      FHLB advances and other          (111)    (154)      43           (135)    (129)      (6)            90      167     (77)
      Bonds payable                     (40)      35      (75)           (28)     166     (194)         (1001)    (547)   (454)
                                        ---       --      ---            ---      ---     ----          -----     ----    ----
       Total interest expense           396     (253)     649            529      271      258           (410)     (62)   (348)
                                        ---     ----      ---            ---      ---      ---           ----      ---    ----
      Net interest income              $175     $102      $73           $299     $112     $187           $515     $816   ($301)
                                ------------------------------   ------------------------------   -----------------------------


         The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders' equity and the related income , expense, and corresponding weighted average yields and costs. The average balances used in these tables and other statistical data were calculated using daily average balances.


                                                     Six months ended
                                                       December 31,                      Years ended June 30,
--------------------------------------------------------------------------------- ---------------------------------
  (Dollars in thousands)                                    1996                              1996
--------------------------------------------------------------------------------- ---------------------------------
                                                          Interest   Average                  Interest    Average
                                              Average      income/   yield/        Average    income/     yield/
                                              balance      expense    rate         balance    expense      rate
--------------------------------------------------------------------------------- ---------------------------------
Assets
Interest earning assets:
   Securities                                     $17,640      $631         7.15%  $10,374       $820         7.90%
   Loans                                           83,816     3,455         8.24%   79,220      6,495         8.20%
   Interest bearing deposits
      in other banks                                5,257       190         7.23%    4,187        355         8.48%
--------------------------------------------------------------------------------- ---------------------------------
   Total interest-earning
          assets/total interest income            106,713     4,276         8.01%   93,781      7,670         8.18%
--------------------------------------------------------------------------------- ---------------------------------
   Noninterest earning assets:
      Cash and due from banks                       1,082                            1,634
      Non accrued loans                             1,618                            1,339
      Purchased mortgage servicing                    933                              833
      Other assets                                    447                            1,070
      Less: Allowance for loan losses                (826)                            (768)
      Less: Deferred loan fees                       (318)                            (319)
      Fixed Assets                                  4,038                            1,981
--------------------------------------------------------------------------------- ---------------------------------
          Total noninterest earning assets          6,974                            5,770
--------------------------------------------------------------------------------- ---------------------------------
             Total Assets                        $113,687                          $99,551
================================================================================= =================================

Liabilities and stockholders equity
Interest bearing liabilities:
  Interest bearing deposits:
      Demand/MMDA accounts                          8,765       121         2.76%    8,975        245         2.73%
      Savings                                       4,870        83         3.41%    4,677        152         3.25%
      Certificates of deposit                      63,346     1,756         5.54%   49,102      2,735         5.57%
--------------------------------------------------------------------------------- ---------------------------------
          Total interest bearing deposits          76,981     1,960         5.09%   62,754      3,132         4.99%
--------------------------------------------------------------------------------- ---------------------------------
      FHLB advances and other borrowings           25,871       745         5.76%   25,766      1,553         6.03%
      Bonds payable                                 3,060       235        15.36%    3,562        507        14.23%
--------------------------------------------------------------------------------- ---------------------------------
          Total interest bearing
             liabilities/total interest expense   105,912     2,940         5.55%   92,082      5,192         5.64%
--------------------------------------------------------------------------------- ---------------------------------
      Non interest bearing liabilities:
        Demand deposits                             1,324                              621
        Other liabilities                             809                              645
--------------------------------------------------------------------------------- ---------------------------------
          Total liabilities                       108,045                           93,348
--------------------------------------------------------------------------------- ---------------------------------
      Stockholders equity                           5,642                            6,203
--------------------------------------------------------------------------------- ---------------------------------
          Total liabilities and stockholders
            equity                               $113,687                          $99,551
================================================================================= =================================
      Interest spread (1)                                                   2.46%                             2.54%
      Net interest income/net interest
        margin (2)                                           $1,336         2.50%              $2,478         2.64%
================================================================================= =================================

(1) Interest spread is the average yield earned on earning assets, less the average rate incurred on noninterest bearing liabilities.
(2) Net interest margin is net interest income, expressed as a percentage of average earning assets.



                                                      Years ended June 30,
------------------------------------------------ --------------------------------
  (Dollars in thousands)                                     1995
------------------------------------------------ --------------------------------
                                                            Interest     Average
                                                  Average    income/      yield/
                                                  balance    expense       rate
------------------------------------------------ --------------------------------
Assets
Interest earning assets:
   Securities                                     $8,225      $698          8.49%
   Loans                                          76,193     6,193          8.13%
   Interest bearing deposits
      in other banks                               3,532       304          8.61%
------------------------------------------------ --------------------------------
   Total interest-earning
          assets/total interest income            87,950     7,195          8.18%
------------------------------------------------ --------------------------------
   Noninterest earning assets:
      Cash and due from banks                      1,284
      Non accrued loans                            1,635
      Purchased mortgage servicing                   779
      Other assets                                   141
      Less: Allowance for loan losses               (748)
      Less: Deferred loan fees                      (345)
      Fixed Assets                                   619
------------------------------------------------ --------------------------------
          Total noninterest earning assets         3,365
------------------------------------------------ --------------------------------
             Total Assets                        $91,315
================================================ ================================

Liabilities and stockholders equity
Interest bearing liabilities:
  Interest bearing deposits:
      Demand/MMDA accounts                         9,400       260          2.77%
      Savings                                      4,901       166          3.39%
      Certificates of deposit                     39,523     2,212          5.60%
------------------------------------------------ --------------------------------
          Total interest bearing deposits         53,824     2,638          4.90%
------------------------------------------------ --------------------------------
      FHLB advances and other borrowings          27,648     1,761          6.37%
      Bonds payable                                3,987       520         13.04%
------------------------------------------------ --------------------------------
          Total interest bearing
             liabilities/total interest expense   85,459     4,919          5.76%
------------------------------------------------ --------------------------------
      Non interest bearing liabilities:
        Demand deposits                              883
        Other liabilities                            769
------------------------------------------------ --------------------------------
          Total liabilities                       87,111
------------------------------------------------ --------------------------------
      Stockholders equity                          4,204
------------------------------------------------ --------------------------------
          Total liabilities and stockholders
            equity                               $91,315
================================================ ================================
      Interest spread (1)                                                   2.42%
      Net interest income/net interest
        margin (2)                                          $2,276          2.59%
================================================ ================================

(1) Interest spread is the average yield earned on earning assets, less the average rate incurred on noninterest bearing liabilities.
(2) Net interest margin is net interest income, expressed as a percentage of average earning assets.



Non-Interest Income

         Non-interest income was $462 thousand for the six months ended December 31, 1996 compared to $515 thousand for the same period in 1995. Included in non-interest income are fees for mortgage loans serviced for others, a significant business for Guaranty as discussed below, and a by-product of its residential lending. Also included are gains and losses on the sale of loans and securities. Gains decreased $84 thousand for the six months ended December 31, 1996 to

$72 thousand compared to the same period in 1995. The majority of the decrease is due to the restructuring of the investment portfolio. Because of this restructuring, Guaranty took a one time loss of $237 thousand. Offsetting the one time investment portfolio loss was the gain on the sale of $11.8 million of loans of $217 thousand.

         Guaranty derives fees from originated servicing and purchased mortgage service rights ("MSRs"). Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, holding escrow funds for payment of taxes and insurance, making required inspections of the mortgaged premises, contacting delinquent mortgagors, supervising foreclosures in the event of unremitted defaults and generally administering the loans for the investors to whom they have been sold. MSRs are intangible assets that represent the rights to service mortgage loans and in turn to receive the service fee income associated the mortgage loans. MSRs are volatile assets if the loans being serviced prepay faster than the intangible asset is amortized. See "Financial Statements - Summary of Accounting Policies." Guaranty serviced loans for others aggregating approximately $172.8 million, of which 70% was originated locally, and $174.4 million, of which 67% was originated locally at December 31, 1996 and 1995, respectively. Revenues recognized from these activities amounted to $267,000 and $263,000 for the six months ended December 31, 1996 and 1995, respectively.

Non-Interest Expenses

         Non-interest expenses were $1.72 million for the six months ended December 31, 1996 compared to $1.21 million for the same period in 1995, a 42% increase. Part of this increase is directly connected to the opening of the fourth retail branch office and the relocation of the corporate headquarters. Although additional personnel have been hired to staff the new retail branch office that opened in December 1996, the majority of this increase was due to the federal legislation enacted in September 1996 to recapitalize the Savings and Loan Association Insurance Fund ("SAIF"). With out the SAIF assessment, non-interest expenses for the six months ended December 31, 1996 would have been $1.4 million.



Income Taxes

         Guaranty recognized an income tax benefit of $4 thousand for the six months ended December 31, 1996 compared to an income tax expense of $158 thousand for the same period in 1995. Guaranty's net income was significantly lower for the six months ended December 31, 1996 compared to the same period in 1995 due to the one time SAIF assessment and the restructuring of the investment portfolio.



Interest Sensitivity

         An important element of both earnings performance and liquidity is management of the interest sensitivity gap. The interest sensitivity gap is the difference between interest-sensitive assets and interest-sensitive liabilities at a specific time interval. The gap can be managed by repricing assets or liabilities, by selling investments held for sale, by replacing an asset or liability prior to maturity, or by adjusting the interest rate during the life of an asset or liability. Matching the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest in period of rising or falling interest rates.

         Guaranty evaluates interest rate risk and then formulates guidelines regarding asset generation and pricing, funding sources and pricing, and off-balance sheet commitments in order to decrease sensitivity risk. These guidelines are based upon management's outlook regarding future interest rate movements, the state of the regional and national economy, and other financial and business risk factors.

         At December 31, 1996, Guaranty had $16 million more in liabilities than assets that reprice within one year or less and therefore was in a liability-sensitive position. A negative gap adversely impacts earnings in a period of rising interest rates. This negative position is the result of fixed rate borrowings and certificates of deposit reaching maturity and short term borrowings used to fund mortgage-backed securities. As these fixed rate borrowings mature, they will be extended to match the asset maturities. Guaranty will also increase its prime based lending products going forward which will also improve this negative position.

         Guaranty has an Asset/Liability Committee ("ALCO"). The ALCO meets to discuss deposit pricing, changes in borrowed money, investment trading activity, loan sale activities, liquidity levels and the overall interest sensitivity. The actions of this committee are reported to the Board of Directors. The daily monitoring of interest rate risk, investment and trading activity, along with any other significant transactions are managed by the CEO with input from other ALCO members.

         The following table presents the amounts of Guaranty's interest sensitive assets and liabilities that mature or reprice in the periods indicated.

                                                                         December 31, 1996
                                                                       Maturing or Repricing In:
---------------------------------------------------------------------------------------------------------------
                                                      3 Months         4-12            1-5            Over
(Dollars in thousands)                                 or less        Months          Years         5 Years
---------------------------------------------------------------------------------------------------------------
Interest-sensitive assets:
  Loans                                                  $19,656        $32,154         $3,301         $24,751
  Investments and mortgage-backed securities(1)            1,718          2,079          4,941          12,532
  Deposits at other institutions                           5,038              0              0               0
---------------------------------------------------------------------------------------------------------------
     Total interest-sensitive assets                      26,412         34,233          8,242          37,283
---------------------------------------------------------------------------------------------------------------

   Cumulative interest-sensitive assets                   26,412         60,645         68,887         106,170
---------------------------------------------------------------------------------------------------------------

Interest-sensitive liabilities:
  NOW accounts (2)                                             0              0              0           6,936
  Money market deposit accounts                            3,410              0              0               0
  Savings accounts (3)                                     1,194            669            573           2,341
  Certificates of deposit                                 13,321         43,985          9,018               0
  Borrowed money                                           9,181          5,000         10,000               0
  Bonds payable                                               61            184            800           2,021
---------------------------------------------------------------------------------------------------------------
     Total interest-sensitive liabilities                 27,167         49,838         20,391          11,298
---------------------------------------------------------------------------------------------------------------

   Cumulative interest-sensitive liabilities             $27,167        $77,005        $97,396        $108,694
---------------------------------------------------------------------------------------------------------------

   Period gap                                               (755)       (15,605)       (12,149)         25,985

   Cumulative gap                                           (755)       (16,360)       (28,509)         (2,524)

   Ratio of cumulative interest-sensitive
    assets to interest-sensitive liabilities               97.22%         78.75%         70.73%          97.68%

   Ratio of cumulative gap to total assets                 -0.65%        -14.10%        -24.57%          -2.17%

(1) Includes Federal Home Loan Bank stock.
(2) The Corporation has found that NOW accounts are generally not sensative to changes in interest rstes and therefore has placed such deposits in the "over 5 years" category.
(3) In accordance with standard industry practice, decay factors have been applied to savings accounts.


                              FINANCIAL CONDITION

General

         Guaranty experienced moderate growth during the six months ended December 31, 1996. Total assets increased 5.3%, or approximately $5.9 million, to $116.0 million at December 31, 1996 from June 30, 1996. Securities increased 50% or $6.6 million to $21.2 million while loans decreased 3% or $2.8 million to $81.3 million at December 31, 1996. On the liability side of the balance sheet, deposits increased $6.7 million or 9% to $81.4 million while bonds payable decreased $438,000 to $2.7 million at December 31, 1996. Borrowings from the Federal Home Loan Bank remained unchanged at $17.5 million with other borrowings increasing $577,000 to $6.7 million.

Investments

         As of July 1, 1995, Guaranty adopted Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires investments to be classified as held to maturity, trading or available for sale. Upon adoption of SFAS 115, existing investments were classified based on Guaranty's intent. As a result of a federal and state examination relating to the anticipated conversion to a state chartered commercial bank, securities classified as available for sale valued at $15.7 million were reclassified as trading securities. At December 31, 1996, Guaranty had $3.2 million of mortgage-backed securities classified as held to maturity, which are the securities collateralizing the bonds issued in 1987.

         Mortgage-backed securities increased during the six months ended December 31, 1996 due to the growth in deposits. Since loan growth was not increasing at the rate of deposit growth, the excess funds were invested in mortgage-backed securities.

         The following table shows the carrying value of investment securities at the dates indicated.

                                             December 31,        June 30,
                                                          ----------------------
(Dollars in thousands)                           1996        1996         1996
                                            ------------------------------------

Held-to-maturity
  Mortgage-backed securities ...............     $ 3,157     $ 3,731     $ 4,733
                                            ------------------------------------


Available for sale
Federal National Mortgage Assoc. stock .....           3           3           3
Mortgage-backed securities .................        --         9,564        --
                                            ------------------------------------
             Total available for sale ......           3       9,567           3
                                            ------------------------------------

Trading
Mortgage-backed securities .................      15,726        --          --
Treasury Notes .............................       1,007        --          --
                                            ------------------------------------
             Total trading .................      16,733        --          --
                                            ------------------------------------

Restricted
Federal Home Loan Bank stock ...............       1,360       1,360       1,360
                                            ------------------------------------

             Total securities ..............     $21,253     $14,658     $ 6,096
                                            ====================================



Investment Activities

         Federal thrift institutions have authority to invest in various types of liquid assets, including U.S. Treasury obligations and securities of various federal agencies, certificates of deposit at insured institutions, banker's acceptances and federal funds.

         Historically, Guaranty has maintained its liquid assets above the minimum requirements imposed by federal regulations and at a level believed adequate to meet requirements of normal daily activities, repaying of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of December

31, 1996, Guaranty's liquidity ratio was 6.3%. See "Regulation - Federal Home Loan Bank System."

         The following table sets forth the composition of Guaranty's investment portfolio at the dates indicated.


                                              Six months ended                       Years ended June 30,
                                              December 31, 1996                 1996                       1995
                                            Book             % of          Book        % of          Book        % of
(Dollars in thousands)                      Value            Total         Value       Total         Value       Total
                                         ------------------------------------------------------------------------------

Interest-bearing
deposits with banks                          $  5,038        100.00%     $ 3,779       100.00%     $ 4,022       100.00%

Investment securities:
FHLMC mortgage-backed
securities                                      6,819         32.08%       7,459        50.89%       4,733        77.64%
GNMA mortgage-backed
securities                                     11,967         56.31%       5,836        39.81%           -         0.00%
Treasury notes                                  1,104          5.19%           -         0.00%           -         0.00%
Subtotal                                       19,890         93.59%      13,295        90.70%       4,733        77.64%

FHLB stock                                      1,360          6.40%       1,360         9.28%       1,360        22.31%
FNMA stock                                          3          0.01%           3         0.02%           3         0.05%
                                         -------------------------------------------------------------------------------

Total Investment securities                 $ 21,253         100.00%     $14,658       100.00%     $ 6,096       100.00%
                                         ===============================================================================

Lending

         Guaranty's loan portfolio consists primarily of mortgage loans, the majority of which are residential first mortgage loans. Of the $81 million of mortgages outstanding at December 31, 1996, 78.4% represent residential first mortgages. The primary lending market consists of the City of Charlottesville and Albermarle County, and to a lesser extent, the surrounding counties of Greene, Fluvanna, Louisa, and Orange.

         Net loans consist of total loans minus deferred loan fees (net of origination costs) and the allowance for loan losses. Net loans were $81.3 million at December 31, 1996, a 3% decrease in net loans of $84.1 million at June 30, 1996. The decrease is the result of the sale of loans with a value of $11.8 million, offset by new loan originations. The average balance of total loans as a percentage of average assets was 73.7% at December 31, 1996, down from 79.6% at June 30, 1996.

         The following table sets forth the composition of Guaranty's total loan portfolio in dollars as well as percentages for the dates indicated.


                                                December 31,                                June 30,
                                          -------------------------   --------------------------------------------------
                                                   1996                        1996                      1995
                                                   ----                        ----                      ----
                                                         Percent                     Percent                   Percent
                                                        of Gross                     of Gross                  of Gross
                                             Amount       Loans          Amount       Loans        Amount       Loans
                                             ------       -----          ------       -----        ------       -----
                                                                                               (Dollars in thousands)

Real Estate
      Residential                          $    62,602      73.74%   $   66,136         75.15%   $ 62,175       77.57%
      Commercial                                 7,962       9.38%        7,670          8.72%      4,508        5.62%
      Construction and land loans                7,369       8.68%        8,813         10.01%      8,887       11.09%
                                                ------                   ------                    ------
         Total real estate                      77,933      91.80%       82,619         93.88%     75,570       94.29%
                                                ------                   ------                    ------

Consumer Loans:                                  6,964       8.20%        5,386          6.12%      4,580        5.71%
                                                ------                   ------                    ------
         Total adjustable-rate loans            84,897     100.00%       88,005        100.00%     80,150      100.00%
                                                ------                   ------                    ------
Less:
   Undispersed loans in process                  2,467                    2,824                     3,858
   Deferred fees and unearned
      discounts                                    290                      314                       323
   Allowance for losses                            870                      786                       747
                                                ------                   ------                    ------
      Total net items                            3,627                    3,924                     4,928
                                                ------                   ------                    ------
         Total loans receivable, net           $81,270                  $84,081                   $75,222
                                               =======                  =======                   =======


                                                            June 30,
                                        ----------------------------------------------------
                                                  1994                      1993
                                                  ----                      ----
                                                        Percent                   Percent
                                                        of Gross                  of Gross
                                            Amount       Loans        Amount       Loans
                                            ------       -----        ------       -----


Real Estate
      Residential                       $ 67,385         83.05%    $  59,845         81.57%
      Commercial                           4,251          5.24%        4,155          5.66%
      Construction and land loans          5,819          7.17%        4,900          6.68%
                                          ------                      ------
         Total real estate                77,455         95.46%       68,900         93.92%
                                          ------                      ------

Consumer Loans:                            3,685          4.54%        4,462          6.08%
                                          ------                      ------
         Total adjustable-rate loans      81,140        100.00%       73,362        100.00%
                                          ------                      ------
Less:
   Undispersed loans in process            2,249                       1,978
   Deferred fees and unearned
      discounts                              382                         442
   Allowance for losses                      754                         746
                                          ------                      ------
      Total net items                      3,385                       3,166
                                          ------                      ------
         Total loans receivable, net     $77,755                     $70,196
                                         =======                     =======




         The following table shows the composition of Guaranty's loan portfolio by fixed and adjustable rate at the dates indicated.


                                               December 31,                                June 30,
                                          -------------------------- -----------------------------------------------------
                                                    1996                      1996                      1995
                                                    ----                      ----                      ----
                                                            Percent                  Percent                   Percent
                                                            of Gross                 of Gross                  of Gross
                                            Amount           Loans     Amount         Loans      Amount          Loans
                                            ------           -----     ------         -----      ------          -----
                                                                                        (Dollars in thousands)
Fixed-Rate Loans:
   Real Estate
      Residential                            $26,061          30.70%   $28,907         32.85%    $23,577         29.42%
      Commercial                                   0           0.00%         0          0.00%          0          0.00%
      Construction and land loans                138           0.16%       339          0.39%         69          0.09%
                                             -------                   -------                   -------
         Total real estate                    26,199          30.86%    29,246         33.23%     23,646         29.50%
                                             -------                   -------                   -------
   Consumer Loans:                             1,396           1.64%       597          0.68%        736          0.92%
                                             -------                   -------                   -------
         Total fixed-rate loans               27,595          32.50%    29,843         33.91%     24,382         30.42%
                                             -------                   -------                   -------

Adjustable-Rate Loans:
   Real Estate
      Residential                             36,541          43.04%    37,229         42.30%     38,598         48.16%
      Commercial                               7,962           9.38%     7,670          8.72%      4,508          5.62%
      Construction and land loans              7,231           8.52%     8,474          9.63%      8,818         11.00%
                                             -------                   -------                   -------
         Total real estate                    51,734          60.94%    53,373         60.65%     51,924         64.78%
                                             -------                   -------                   -------
   Consumer Loans:                             5,568           6.56%     4,789          5.44%      3,844          4.80%
                                             -------                   -------                   -------
         Total adjustable-rate loans          57,302          67.50%    58,162         66.09%     55,768         69.58%
                                             -------                   -------                   -------
            Total loans receivable            84,897         100.00%    88,005        100.00%     80,150        100.00%
                                             -------                   -------                   -------
Less:
   Undispersed loans in process                2,467                     2,824                     3,858
   Deferred fees and unearned
      discounts                                  290                       314                       323
   Allowance for losses                          870                       786                       747
                                             -------                   -------                   -------
      Total net items                          3,627                     3,924                     4,928
                                             -------                   -------                   -------
         Total loans receivable, net         $81,270                   $84,081                   $75,222
                                             -------                   -------                   -------

*

                                                                    June 30,
                                          ----------------------------------------------------
                                                    1994                       1993
                                                    ----                       ----
                                                            Percent                   Percent
                                                           of Gross                   of Gross
                                              Amount          Loans     Amount          Loans
                                              ------          -----     ------          -----

Fixed-Rate Loans:
   Real Estate
      Residential                            $27,796          34.26%   $22,105         30.13%
      Commercial                                   0           0.00%         0          0.00%
      Construction and land loans                  0           0.00%         0          0.00%
                                             -------                    ------
         Total real estate                    27,796          34.26%    22,105         30.13%
                                             -------                    ------
   Consumer Loans:                               691           0.85%     1,547          2.11%
                                             -------                    ------
         Total fixed-rate loans               28,487          35.11%    23,652         32.24%
                                             -------                    ------

Adjustable-Rate Loans:
   Real Estate
      Residential                             39,590          48.79%    37,740         51.44%
      Commercial                               4,251           5.24%     4,155          5.66%
      Construction and land loans              5,819           7.17%     4,900          6.68%
                                             -------                    ------
         Total real estate                    49,660          61.20%    46,795         63.79%
                                             -------                    ------
   Consumer Loans:                             2,993           3.69%     2,915          3.97%
                                             -------                    ------
         Total adjustable-rate loans          52,653          64.89%    49,710         67.76%
                                             -------                    ------
            Total loans receivable            81,140         100.00%    73,362        100.00%
                                             -------                    ------
Less:
   Undispersed loans in process                2,249                     1,978
   Deferred fees and unearned
      discounts                                  382                       442
   Allowance for losses                          754                       746
                                             -------                    ------
      Total net items                          3,385                     3,166
                                             -------                    ------
         Total loans receivable, net         $77,755                   $70,196
                                             -------                   -------



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

         Guaranty places loans on a nonaccrual status after being delinquent 90 days, or earlier in situations in which the loans have developed inherent problems that indicate payment of principal and interest may not be made in full. Whenever the accrual of interest is stopped, previously accrued but uncollected interest income is reversed. Thereafter, interest is recognized only as cash is received. The loan is reinstated to an accrual basis after it has been brought current as to its principal and interest under the contractual term of the loan.

         At June 30, 1996, Guaranty had two commercial loans to one borrower that were considered impaired under the criteria established by SFAS 114. Due to a significant principal paydown during the six-month period ended December 31, 1996 and the current status of this relationship, these loans were no longer considered impaired at December 31, 1996. In addition, Guaranty had no other loans considered impaired under SFAS 114 as of December 31, 1996.

         The following table reflects the composition of nonperforming assets at the dates indicated.



                                                         Six Months Ended
                                                           December 31,                     Years ended June 30,
(Dollars in thousands)                                         1996            1996         1995            1994        1993
                                                       ------------------------------------------------------------------------
Nonaccrual loans                                               $1,670          $1,458        $1,556           $887        $934
Restructured loans                                                 11              11            12            415       1,143
   Total non-performing loans                                   1,681           1,469         1,568          1,302       2,077
Foreclosed assets                                                  51              41           122              -           -
   Total non-performing assets                                  1,732           1,510         1,690          1,302       2,077
Loans past due 90 or more days and accruing interest                -              19             1            288         190
Non-performing loans to total loans, at period end               1.91%           1.67%         2.06%          1.65%       2.91%
Non-performing loans to period
   end total loans and foreclosed assets                         1.91%           1.67%         2.05%          1.65%       2.91%


         Reserves are established based on historical loss experience and a review of significant larger credits. A loss experience percentage is established for each loan type and is reviewed annually. Each quarter the loss percentage is applied to the portfolio, by product type, to determine the minimum amount of reserves required. After the minimum reserve requirement has been met, the Bank targets 1.25% of risk-weighted assets to be the goal for reserves. The long term goal is to maintain reserves at 1% of total loans. This methodology for reserves was implemented in 1990 by management when reserves were found to be inadequate. Management determined that a provision for loan losses of $91,800 should be charged against operations during the six months ended December 31, 1996 to maintain the reserve level at approximately 1% of loans. The total allowance of approximately $870,000 at December 31, 1996 was deemed adequate by management.

         The following table provides an analysis of the allowance for loan losses for the dates indicated.


                                                                              Years ended June 30,
---------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                    1996         1996          1995             1994          1993
---------------------------------------------------------------------------------------------------------------------------

Balance at beginning of period                            $788         $747          $754             $746          $689
---------------------------------------------------------------------------------------------------------------------------
Provision (credit) charged to operations                    92           57           (10)              74            37
---------------------------------------------------------------------------------------------------------------------------
Charge-offs:
  Real estate                                               10           39             0               66             0
  Consumer                                                   0            0             1                0             0

Recoveries:
  Real Estate                                                0           19
  Consumer                                                   0            4             4                0            20
---------------------------------------------------------------------------------------------------------------------------
Net Charge-offs                                             10           16            (3)              66           (20)
---------------------------------------------------------------------------------------------------------------------------
Balance, end of period                                    $870         $788          $747             $754          $746
---------------------------------------------------------------------------------------------------------------------------

Allowance for loan losses to period end total loans      1.07%        0.94%         0.98%            0.96%         1.05%

Allowance for loan losses to nonaccrual loans           52.10%       54.05%        48.01%           85.01%        79.87%

Net charge-offs to average loans                         0.01%        0.02%         0.00%            0.09%        -0.03%



Loan Maturity and Repricing

         The following schedule illustrates the interest rate sensitivity of Guaranty's loan portfolio at December 31, 1996. Mortgages which have adjustable interest rates are shown as maturing based on contractual maturity and demand loans are shown as maturing in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


                                 Balance
                               Outstanding                              Principal Repayment Contractually Due
                              December 31,                             in 12-Month Periods Ending December 31,
                           -------------------------------------------------------------------------------------------------------
                                                                                               2000-        2002-        2007 and
(In thousands)                    1996                  1997         1998         1999          2001         2006       Thereafter
                                  ----                  ----         ----         ----          ----         ----       ----------

Residential and
   commercial real estate     $      70,564         $   1,994    $     146     $      18    $   2,548    $   2,660     $   63,198
Construction                          7,369             5,952        1,061            65          291            -              -
Consumer and other loans              6,964             1,619          923         1,036        2,583          803              -
                           -------------------------------------------------------------------------------------------------------
   Total                      $      84,897         $   9,565    $   2,130     $   1,119    $   5,422    $   3,463     $   63,198
                           =======================================================================================================



         The total amount of loans due after December 31, 1997 which have predetermined interest rates is $27.6 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $57.2 million.

Loan Originations, Purchases and Sales

         Federal regulations authorize the Bank to make real estate loans anywhere in the United States. However, at December 31, 1996, all the Bank's real estate loans were secured by real estate located in the Bank's market area.

         Management  generally  does not  purchase  loans.  When local  mortgage
demand  is  less  than  the  supply  of  funds   available  for  local  mortgage
originations, management invests in mortgage backed securities.

         For the six month period ended December 31, 1996, the Bank originated $11.9 million in first mortgage loans.


Income From Lending Activities

         Guaranty realizes interest and loan fee income from its lending activities. The Bank receives loan fees on both construction and one- to four-family residential loans. The Bank receives loan fees and charges related to existing loans, which include late charges. Interest on loans, loan fees and service charges together comprise 75% of the Bank's total revenues for the six months ended December 31, 1996. Income from loan fees and other fees is a volatile source of income, varying with the volume and type of loans and commitments made and with competitive and economic conditions.

         Generally accepted accounting principles ("GAAP") allow the inclusion of loan fees in current income to an amount limited to the Bank's loan underwriting and closing costs. The remaining deferred fees are amortized into income over the estimated remaining lives of the loans to which they relate, using a method which approximates level yield. The Bank had deferred fees net of direct underwriting costs of approximately $290,000 at December 31, 1996.

         An ancillary function of lending is the mortgage servicing operation. When mortgage loans are sold the Bank generally retains the right to service the loans for a servicing fee. A typical servicing agreement requires the Bank to carry out the servicing function, including billing and collection of borrower's payments, remittance of payments to the investor, insurers, and taxing authorities, maintenance of custodial bank accounts; and related activities. In addition to loans originated by the Bank it has also acquired the rights to service other mortgage loans. At December 31, 1996 the Bank serviced loans for others aggregating approximately $172.8 million and generated fees of approximately $247,600 thousand for the six months ended December 31, 1996.


Delinquent and Problem Loans

         When a borrower fails to make a required payment on a loan, the Bank attempts to cause the deficiency to be cured by contacting the borrower. A notice is mailed to the borrower after a payment is 16 days past due and again when the loan is 28 days past due. For most loans, if the delinquency is not cured within 30 days, the Bank issues a notice of intent to foreclose on the property and if the delinquency is not cured within 60 days, the Bank may institute foreclosure action. If foreclosed on, real property is sold at a public sale and may be purchased by the Bank. In most cases, deficiencies are cured promptly.

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

         The following table sets forth information concerning delinquent mortgage and other loans at December 31, 1996. The amounts presented represent the total remaining principal balances of the related loans, rather that the actual payment amounts which are overdue.


                                       Residential               Commercial         Construction
                                       Real Estate              Real Estate            and Land                     Consumer
--------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)          Number         Amount      Number       Amount      Number       Amount       Number    Amount
--------------------------------------------------------------------------------------------------------------------------------
Loans delinquent for:
31-59 days                          0             $0           0           $0          0           $0            5        $11
60-89 days                          9          1,248           0            0          1           82            0          0
90 days and over                   15          1,253           0            0          0            0            3         44
--------------------------------------------------------------------------------------------------------------------------------
     Total delinquent loans        24         $2,501           0           $0          1          $82            8        $55
--------------------------------------------------------------------------------------------------------------------------------



         Federal regulations provide for the classification of loans, debt, equity securities and other assets considered to be of lesser quality as "substandard," "doubtful" or "loss" assets. The regulations require insured institutions to classify their own assets and to establish prudent general allowances for losses for assets classified "substandard" or "doubtful." For the portion of assets classified as "loss," an institution is required to either establish specific allowances of 100% of the amount classified or charge such amounts off its books. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses are required to be designated "special mention" by management. In addition, the OTS may require the establishment of a general allowance for losses based on assets classified as "substandard" and "doubtful" or based on the general quality of the asset portfolio of an institution. In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's review of its assets, at December 31, 1996, Guaranty had classified approximately $2,980,000 of its assets as substandard, approximately $157,000 as loss and none as doubtful. Not all of the Bank's assets that have been classified are included in the table below of non-performing assets. Several of these loans are classified because of previous credit problems but are performing. In addition, the Bank had approximately $779,000 in special mention assets.

Non-Performing Assets

         The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Non-performing assets include accruing loans delinquent 90 days or more and real estate acquired through foreclosure, which include assets acquired in settlement of loans. All consumer loans more than 120 days delinquent are charged against the expense for bad dept. Accruing mortgage loans delinquent more than 90 days are loans that the Bank considers to be well secured and in the process of collection.


                                                         Six Months Ended
                                                           December 31,                     Years ended June 30,
(Dollars in thousands)                                         1996            1996         1995            1994        1993
                                                       ------------------------------------------------------------------------
Nonaccrual loans                                               $1,670          $1,458        $1,556           $887        $934
Restructured loans                                                 11              11            12            415       1,143
   Total non-performing loans                                   1,681           1,469         1,568          1,302       2,077
Foreclosed assets                                                  51              41           122              -           -
   Total non-performing assets                                  1,732           1,510         1,690          1,302       2,077
Loans past due 90 or more days and accruing interest                -              19             1            288         190
Non-performing loans to total loans, at period end               1.91%           1.67%         2.06%          1.65%       2.91%
Non-performing loans to period
   end total loans and foreclosed assets                         1.91%           1.67%         2.05%          1.65%       2.91%



         At December 31, 1996, the Bank's non-accrual loans were comprised of: twenty one (19) single-family mortgage loans and three (3) consumer loans. Based on current market values of the properties securing these loans, management anticipates no significant losses.

         As of December 31, 1996, there were approximately $779,000 in loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans have been classified as special mention.

         Although management believes that these loans are adequately secured and no material loss is expected, certain circumstances may cause the borrower to be unable to comply with the present loan repayment terms at some future date.




Allowance for Losses on Loans and Real Estate

         The Bank provides valuation reserves for anticipated losses on loans and real estate when its management determines that a significant decline in the value of the collateral has occurred, as a result of which the value of the collateral is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, the Bank also provides reserves based on the dollar amount and type of collateral securing its loans, in order to protect against unanticipated losses. Although management
believes   that  it  uses  the  best   information
available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. In recent years, the Bank had increased its allowance for losses on loans due to general economic downturns in the real estate market. At December 31, 1996, the Bank had an allowance for loan losses of $870 thousand, which is predominantly a general allowance.

         An analysis of the allowance for loan losses, including charge-off activity, is presented below for the years indicated.


                                                                              Years ended June 30,
---------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                    1996         1996          1995             1994          1993
---------------------------------------------------------------------------------------------------------------------------

Balance at beginning of period                            $788         $747          $754             $746          $689
---------------------------------------------------------------------------------------------------------------------------
Provision (credit) charged to operations                    92           57           (10)              74            37
---------------------------------------------------------------------------------------------------------------------------
Charge-offs:
  Real estate                                               10           39             0               66             0
  Consumer                                                   0            0             1                0             0

Recoveries:
  Real Estate                                                0           19
  Consumer                                                   0            4             4                0            20
---------------------------------------------------------------------------------------------------------------------------
Net Charge-offs                                             10           16            (3)              66           (20)
---------------------------------------------------------------------------------------------------------------------------
Balance, end of period                                    $870         $788          $747             $754          $746
---------------------------------------------------------------------------------------------------------------------------

Allowance for loan losses to period end total loans      1.07%        0.94%         0.98%            0.96%         1.05%

Allowance for loan losses to nonaccrual loans           52.10%       54.05%        48.01%           85.01%        79.87%

Net charge-offs to average loans                         0.01%        0.02%         0.00%            0.09%        -0.03%

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

                                        Six Months
                                           Ended
                                          December 31,                          Years ended June 30,
                                           1996                1996           1995              1994              1993
                                    --------------------   ----------------------------------------------------------------
(Dollars in thousands)
Residential real estate                    $        710     $      675      $      620        $      625        $      617
Non-residential real estate                         160            113             127               129               129
Total allowance for loan losses            $        870     $      788      $      747        $      754        $      746


                                        Six Months
                                           Ended
                                          December 31,                              Years ended June 30,
                                           1996                     1996            1995            1994           1993
                                    --------------------     -------------------------------------------------------------


Residential real estate                      81.6%                    85.7%           83.0%           82.9%          82.7%
Non-residential real estate                  18.4%                    14.3%           17.0%           17.1%          17.3%
Total allowance for loan losses             100.0%                   100.0%          100.0%          100.0%         100.0%




Subsidiary Activities

         The Bank has two wholly owned subsidiaries, GMSC, Inc. ("GMSC") and Guaranty Investments Corporation ("GICO"). GMSC is a financing subsidiary through which the Bank formed a Real Estate Mortgage Investment Conduit ("REMIC"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Bank sells insurance annuities through GICO. GICO had a net income of $2,547 for the six months ended December 31, 1996.

         In 1987, the Bank's prior management formed GMSC and entered into a REMIC in order to create liquidity. The Bank utilized the REMIC to pool $19.9 million of fixed rate mortgages into mortgage backed securities, which were used as collateral for bonds sold to private investors. The bonds bore a coupon of 8% and were sold at a discount and costs of issuance of approximately $3.3 million. The bond discount and issuance costs are amortized against income as mortgage underlying the bonds repay. In the six months ended December 31, 1996, Guaranty amortized $97,000 of REMIC expenses. The amortization of the REMIC expenses is treated as interest expense.

                                SOURCES OF FUNDS

General

         Deposit accounts have traditionally been the principal source of the Bank's funds for use in lending and for other general business purposes. In addition to deposits, the Bank derives funds from loan repayments, cash flows generated from operations, which includes interest credited to deposit accounts, repurchase agreements entered into with commercial banks and FHLB of Atlanta advances. Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and the related cost of such funds have varied widely.

Borrowings may be used on a short-term basis to compensate for reductions in deposits or deposit-inflows at less than projected levels and has been used on a longer-term basis to support expanded lending activities.

Deposits

         The Bank attracts both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates. The Bank offers statement savings accounts, various checking accounts, various money market accounts, fixed-rate certificates with varying maturities, $100,000 or above certificates of deposit and individual retirement accounts. The Bank does not solicit brokered deposits.

         The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank for the periods indicated.


                                      December 31,                                        June 30,
                                                            ---------------------------------------------------------------------
(Dollars in thousands)                    1996                     1996                     1995                    1994
                                 -----------------------   ---------------------    ---------------------   ---------------------
Statement savings accounts                       $4,738                  $4,654                   $4,688                  $7,610
Now accounts                                      6,929                   6,440                    5,818                   6,005
Money market accounts                             3,410                   3,213                    4,131                   5,392
30- to 180-day certificates                         250                     227                      324                     528
One- to five-year
   fixed-rate certificates                       66,013                  52,698                   29,987                  33,932
Eighteen-month prime rate
   certificate                                       61                   7,455                    7,513                       0
                                 -----------------------   ----------------------------------------------------------------------
     Total                                      $81,401                 $74,687                  $52,461                 $53,467
                                 -----------------------   ----------------------------------------------------------------------


         The following table sets forth the changes in the dollar amount of savings deposits in the various types of deposit programs offered by the Bank for the periods indicated.


                                       Six months
                                     Ended Dec. 31,                                Years ended June 30,
                                 -----------------------   ----------------------------------------------------------------------
(Dollars in thousands)                             1996                    1996                     1995                    1994
                                                   ----                    ----                     ----                    ----
Statement savings accounts                          $84                    ($34)                 ($2,922)                 $1,549
Now accounts                                        489                     622                     (187)                    281
Money market accounts                               197                    (918)                  (1,261)                 (2,014)
30- to 180-day certificates                          23                     (97)                    (204)                   (291)
One- to five-year
   fixed-rate certificates                       13,315                  22,711                   (3,945)                  3,921
Eighteen-month prime rate
   certificate                                   (7,394)                    (58)                   7,513                       0
                                 -----------------------   ----------------------------------------------------------------------
     Total                                       $6,714                 $22,226                  ($1,006)                 $3,446
                                 -----------------------   ----------------------------------------------------------------------


         The following table contains information pertaining to the average amount of and the average rate paid on each of the following deposit categories for the periods indicated.


                         Six months ended
                              December 31,                                          Years ended June 30,
                                                    --------------------------------------------------------------------------
                                     1996              1996                     1995                    1994
                        ------------------------    --------------------------------------------------------------------------
                                      Average                     Average                  Average                 Average
                          Average      Rate           Average      Rate       Average       Rate       Average       Rate
                          Balance      Paid           Balance      Paid       Balance       Paid       Balance       Paid
                        ------------------------    --------------------------------------------------------------------------

Noninterest bearing
demand deposits          $     1,324       0.00%    $      621        0.00%   $   744         0.00%   $    554        0.00%
Interest bearing
demand deposits                 8,765      2.76%         8,975        2.73%     9,924         2.77%     11,709        2.81%
Savings deposits                4,870      3.41%         4,677        3.25%     6,155         3.39%      6,836        3.05%
Time deposits                 63,346       5.54%        49,102        5.57%    36,142         5.71%     32,646        4.54%
                        ------------------------    --------------------------------------------------------------------------
Total deposits            $  78,305        5.00%    $   63,375        4.94%   $52,965         4.81%   $ 51,745        3.90%
                        ========================    ==========================================================================


         The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and has allowed it to respond with flexibility (by paying rates of interest more closely approximating market rates of interest) to, although not eliminate the threat of, disintermediation (the flow of funds away from depository institutions such as thrift institutions into direct investment vehicles such as government and corporate securities). In addition, the Bank has become much more subject to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The ability of the Bank to attract and maintain deposits, and its cost of funds, has been, and will continue to be, significantly affected by money market conditions.

         The following table sets forth the deposit flows of the Bank during the periods indicated.


                                               Six months
                                              Ended Dec 31,             Years ended June 30,
(Dollars in thousands)                            1996           1996           1995           1994
                                              -------------  -------------------------------------------
Opening balance                                    $74,687        $52,461        $53,467        $50,021
Net deposits (withdrawals)                           4,754         19,093         (3,446)         1,507
Interest credited                                    1,960          3,133          2,440          1,939
                                              ==========================================================
Ending balance                                      81,401         74,687         52,461         53,467
                                              ==========================================================

Net increase (decrease)                             $6,714        $22,226        ($1,006)        $3,446
Percent increase (decrease)                          8.99%         42.37%          -1.88%         6.89%


         In 1995, Guaranty has had a savings deposit outflow before interest credited due to a pricing policy attributable to management's decision that additional savings deposits were not needed during those periods and borrowings were available at a lower overall cost to the Guaranty. To the extent that the Guaranty may rely on sources of funds other than deposits, the Bank's earnings may be adversely affected. The Bank may use borrowings as an alternative source of funds. See "Borrowings".


         The following table shows rate information for Guaranty's certificates of deposits as indicated.


                                0.00-       4.01-      5.01-      6.01-      7.01-      8.01-
(Dollars in thousands)          4.00%      5.00%      6.00%       7.00%      8.00%      10.00%     Total
                              ------------------------------------------------------------------------------
December 31, 1996                    $84       $446    $61,045      $4,749         $0         $0    $66,324
June 30, 1996                        136        193     55,491       4,560          0          0     60,380
June 30, 1995                         53      7,076     18,868      11,827          0          0     37,824
June 30, 1994                      8,565     16,738      7,580       1,577          0          0     34,460


         The following table shows rate and maturity information for the Guaranty's certificates of deposits as of December 31, 1996.


                                          0.00-        4.00-        6.00-       8.00-                   Percent
(Dollars in thousands)                    3.99%       5.99%        7.99%        9.99%       Total       of Total
------------------------------------------------------------------------------------------------------------------
       Certificate Accounts
            Maturing in
          Quarter Ending
------------------------------------
March 31, 1997                              $23      $12,128         $994          $0      $13,145           19.82%
June 30, 1997                                 0       10,692          716           0       11,408           17.20%
September 30, 1997                            0       13,274        1,304           0       14,578           21.98%
December 31, 1997                             0       17,530          645           0       18,175           27.40%
March 31, 1998                                0        1,110        1,320           0        2,430            3.66%
June 30, 1998                                61          624          597           0        1,282            1.93%
September 30, 1998                            0          465          138           0          603            0.91%
December 31, 1998                             0          780            0           0          780            1.18%
March 31, 1999                                0          525           21           0          546            0.82%
June 30, 1999                                 0          168            8           0          176            0.27%
September 30, 1999                            0           65          234           0          299            0.45%
December 31, 1999                             0           51          309           0          360            0.54%
Thereafter                                    0          461        2,081           0        2,542            3.83%
----------------------------------------------------------------------------------------------------------------
                                            $84      $57,873       $8,367          $0      $66,324          100.00%
----------------------------------------------------------------------------------------------------------------



         The following table indicates the amount of the Bank's certificates of deposits by time remaining until maturity as of December 31, 1996.


                                                                            Maturity
                                                 ----------------------------------------------------------------
                                                  3 Months    Over 3 to    Over 6 to    Over 12
(Dollars in thousands)                            or less      6 months    12 months     months        Total
                                                  -------      --------    ---------     ------        -----

Certificates of deposit less than $100,000           $12,051      $11,203     $22,967       $8,536       $54,757

Certificates of deposit of $100,000 or more            1,094          205       9,786          482        11,567
                                                -----------------------------------------------------------------

     Total of certificates of deposits               $13,145      $11,408     $32,753       $9,018       $66,324
                                                -----------------------------------------------------------------

         The Corporation's principal use of its deposits is to originate loans and to fund investment securities. Guaranty experienced moderate deposit growth during the six months ended December 31, 1996. Net deposits increased 9.0% to $81.4 million from $74.7 million at June 30,

1996. The deposit growth is a reflection of continued marketing and the opening of a new branch.

Borrowings

         Guaranty also uses non-deposit borrowings to fund its residential lending primarily through its membership in the Federal Home Loan Bank ("FHLB"). The FHLB was established to provide funds to savings institutions that originate residential loans.

         As a member of the FHLB of Atlanta, Guaranty is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Atlanta may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions. The advances are collateralized by the investment in Federal Home Loan Bank stock and certain mortgage loans. At December 31, 1996, Guaranty owed $17.5 million to the FHLB, unchanged from June 30, 1996. The $17.5 million outstanding at December 31, 1996 were at fixed rates ranging from 5.59% to 7.10%, with maturities through 1999.

         Guaranty's borrowings, from time to time, also include securities sold under agreements to repurchase, with mortgage-backed securities or Treasury securities pledged as collateral. The proceeds are utilized by the Bank for general corporate purposes. At December 31, 1996, Guaranty had $6.7 million outstanding in securities sold under agreement to repurchase.

         Guaranty utilizes borrowings to supplement deposits when they are available at a lower overall cost to Guaranty or they can be invested at a positive rate of return.

         The following table sets forth the maximum month-end balance, average balance and weighted average rate, of FHLB advances and securities sold under agreements to repurchase for the periods indicated.


                                    Six months ended
                                   December 31, 1996                                   Year ended June 30,
                                 -----------------------   ------------------------------------------------------------------------
                                          1996                      1996                     1995                      1994
                                          ----                      ----                     ----                      ----

Maximum Balance:
     FHLB Advances                              $22,500                    $28,050                   $28,250               $28,750
     Securities sold under
        agreements to repurchase                  9,957                      9,930                     4,230                11,630

                                              Weighted                  Weighted                  Weighted                 Weighted
                                   Average    Average        Average     Average       Average     Average       Average    Average
                                   Balance      Rate         Balance      Rate         Balance      Rate         Balance     Rate
                                   -------      ----         -------      ----         -------      ----         -------     ----

FHLB Advances                      $19,550         5.79%     $22,829          6.21%   $26,208           6.67%    $26,017      6.63%
Securities sold under
     agreements to repurchase        6,321         5.66%       3,112          5.65%       783           7.98%      7,201      3.85%



         The following table sets forth information as the Bank's short-term borrowings at the dates indicated.


                                                        Six Months
                                                      Ended Dec. 31,               Years Ended June 30,
                                                     -----------------  -------------------------------------------
                                                                 1996            1996           1995          1994
                                                                 ----            ----           ----          ----
                                                                               (Dollars in thousands)
FHLB advances                                                  $7,500         $12,500        $19,550       $13,950
Securities sold under agreements
  to repurchase                                                 6,681           6,104              0             0
                                                     -----------------  -------------------------------------------
     Total short-term borrowings                              $14,181         $18,604        $19,550       $13,950
                                                     -----------------  -------------------------------------------
Weighted average interest rate of
  short-term FHLB advances                                      6.35%           6.02%          4.52%         3.24%

Weighted average interest rate of
  securities sold under agreements to
  repurchase                                                    5.66%           5.65%          0.00%         0.00%

         Included in borrowings are the REMIC bonds. In 1987, the Bank entered into a financing transaction known as a REMIC for liquidity purposes. In lieu of selling mortgages for cash, $19.9 million in fixed rate below market mortgages were put into mortgage backed securities, which were then used as collateral for mortgage backed bonds to private investors. The bonds bore a coupon of 8% and were sold at a substantial discount of approximately $3 million. In addition to the discount, approximately $300,000 of expenses were incurred in connection with the transaction. Both the discount and the associated expenses were deferred by the Bank in 1987 and are being amortized against income as the underlying mortgages in the mortgage backed bonds repay. The mortgages had an average interest rate of 8.875%. At the time the transaction was entered into it was assumed that the mortgages would repay over a normal repayment period of approximately 12 - 15 years. The total costs charged against net income associated with the REMIC for the six months ended December 31, 1996 was $97,000. At December 31, 1996, $3.1 million of bonds remain outstanding versus $3.7 at June 30, 1996.


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

         In January 1997, Guaranty completed a secondary offering of its common stock at a price of $8.50 per share. Proceeds to the corporation from the offering (net of offering expenses of approximately $280,000) were approximately $3,970,000.

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


                                                            Percent of
(Dollars in thousands)                    Amount         Adjusted Assets
                                     ---------------------------------------
Tangible Capital:
Reulatory capital                     $          6,639               5.72%
Minimum capital requirement                      1,743               1.50%
Excess regulatory capital             $          4,896               4.22%

Core Capital:
Reulatory capital
Minimum capital requirement           $          6,639               5.72%
Excess regulatory capital                        3,490               3.00%
                                      $          3,149               2.72%
Risk-based Capital:
Reulatory capital                     $          7,345              13.00%
Minimum capital requirement                      4,519               8.00%
Excess regulatory capital             $          2,826               5.00%


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

                         NEW ACCOUNTING PRONOUNCEMENTS

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

Item 7. Financial Statements

         The following financial statements are filed as a part of this report following Item 13 below:

         Independent Auditors' Report
         Consolidated Balance Sheets as of December 31, 1996 and June 30, 1996 and 1995
         Consolidated Statements of Income for the Six-month period ending December 31, 1996 and the Years Ended June 30, 1996 , 1995 and 1994
         Consolidated Statements of Stockholders' Equity for the Six-month period ending December 31, 1996 and the Years Ended June 30, 1996, 1995 and 1994
         Consolidated Statements of Cash Flows for the Six-month period ending December 31, 1996 and the Years Ended June 30, 1996, 1995 and 1994
         Notes to Consolidated Financial Statements

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Person: Compliance with Section 16(a) of the Exchange Act

         Information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive 1996 Proxy Statement of the Corporation filed with the SEC and furnished to shareholders in connection with the Annual Meeting of Shareholders (the "1996 Proxy Statement") is hereby incorporated by reference.

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

         Thomas P. Baker. Mr. Baker, age 52, is Guaranty's President and Chief Executive Officer and Director, a position he has held since 1990. Prior to joining Guaranty, Mr. Baker served as the President of Investors Savings Bank.

         Kathleen M. Focht. Ms. Focht, age 36, is Guaranty's Chief Financial Officer. She was elected in April 1995. Ms. Focht has been Secretary and Treasurer of Guaranty since 1990. Ms. Focht served as Assistant Vice President and Controller of Guaranty from 1988 until 1991, when she was promoted to Vice President and retained her position as Controller.

         Rita J. Lynch. Ms. Lynch, age 42, is Guaranty's Vice President of Retail Operations. She was elected in May 1995. Ms. Lynch has been employed by Guaranty since October 1989 and prior to her promotion to Vice President, was the Manager of Retail Services. Prior to joining Guaranty, Ms. Lynch was employed by First Union National Bank of N.C.

         Donna W. Richards. Ms. Richards, age 33, is Guaranty's Vice President of Mortgage Lending. She was elected in May 1995. Ms. Richards has been employed by Guaranty since April 1993 and prior to her promotion to Vice President, was the Manager of Loan Originations and Loan Officer. Prior to joining Guaranty, Ms. Richards was employed by Virginia Federal.

Item 10. Executive Compensation

         Information set forth under the headings "Directors' Fees," and "Employment Agreements" in the 1996 Proxy Statement is hereby incorporated by reference.

Summary of Cash and Certain Other Compensation

         The following table shows, for the periods indicated, the cash compensation paid by Guaranty, as well as certain other compensation paid or accrued in those periods, to the named executive officer inn all capacities in which he served.

                                                       Annual Compensation (1)
                                                   --------------------------------
      Name and               Year or Period                                                   Other
 Principal Position              Ended                Salary             Bonus           Compensation (2)
----------------------    ---------------------    --------------    --------------    ---------------------

Thomas P. Baker           December 31, 1996          $    56,850      $          -      $             568
  President and           June 30, 1996                  113,700                 -                  1,137
  Chief Executive         June 30, 1995                  113,700                 -                  1,137
  Officer                 June 30, 1994                  113,700                 -                  1,421


(1) All benefits that might be considered of a personal nature did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for the officer named in the table.

(2) Amounts reflect Guaranty's matching contribution under it Section 401 (k) retirement plan.


Stock Option Grants

         Guaranty's named Executive Officer was not granted stock options or stock appreciation rights during the six-month period ended December 31, 1996.

Option Exercises and Holdings

         Set forth in the table below is information concerning each exercise of stock options during the six-month period ended December 31, 1996.


                                                         Number of Securities Underlying        Value of Unexercised In-The-Money
                                                      Unexercised Options at year end (1)         Options at Year End ($) (2)
                      Shares                          -----------------------------------    -------------------------------------
                      Acquired On     Value
Name                  Exercise (#)    Realized ($)    Exercisable           Unexercisable       Exercisable          Unexercisable
------------------    --------------- --------------  -----------           -------------       -----------          -------------

Thomas P. Baker            10,000          43,000           4,000                     -             35,000                     -



(1) Each of these options relates to Common Stock
(2) These values are based are based on $8.75, the closing price of Common Stock on December 31, 1996.


Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Management

         The following table sets forth information as of December 31, 1996 regarding the number of shares of Common Stock beneficially owned by all directors and by all directors and executive officers as a group. Beneficial ownership includes shares, if any, held in the name of the spouse, minor children or other relatives of the nominee living in such person's home, as well as shares, if any, held in the name of another person under an arrangement whereby the director or executive officer can vest title in himself at once or at some future time.



                                  Common Stock                Percentage Of
        Name                   Beneficially Owned                Class
----------------------        ----------------------      ------------------
Directors
  Thomas P. Baker (1)                   15,640                    1.69%
  Charles R. Borchardt                  23,564                    2.56%
  Henry J. Browne                       31,662                    3.44%
  Douglas E. Caton                     252,840                   27.51%
  Robert P. Englander                    9,760                    1.06%
  Harry N. Lewis                         4,888                    0.53%
  John R. Metz                          13,192                    1.44%
  James R. Sipe, Jr.                       100                    0.01%
  Oscar W. Smith, Jr.                   19,234                    2.09%

All present executive
  officers and directors
  as a group (12 persons)              371,860                   40.07%


(1) Includes beneficial ownership of 4,000 shares issuable upon the excercise of stock options excercisable within 60 days of December 31, 1996.


Security Ownership of Certain Beneficial Owners

         Douglas E. Caton, 4 Deer Park, Earlysville, Virginia owns 252,840 shares or 27.51% of the Common Stock of Guaranty as of December 31, 1996. To the knowledge of Guaranty, no other person owns 5% or more of the Common Stock of Guaranty.


Item 12. Certain Relationships and Related Transactions

         Information set forth under the heading "Transactions with Management" in the 1996 Proxy Statement is hereby incorporated by reference.

         At  December  31,  1996,  loans  outstanding  to  directors,  executive
officers  and  their  associates  was  approximately   $163,000,   or  4.1%  of
stockholder's equity at that date.

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

             3.2      Bylaws of Guaranty Financial Corporation, attached  as
                      Exhibit 3.2 to the Registrant's Registration Statement on Form S-4, as amended, Registration No. 33-76064, incorporated herein by reference.

             10.1 Guaranty Savings and Loan, F.A. 1991 Incentive Plan, attached as Exhibit 10.1 to the Registrant's Registration Statement on Form S-4, as amended, Registration No. 33-76064, incorporated herein by reference.

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 1996.

Guaranty Financial Corporation




Financial Statements
For the Six Months Ended December 31, 1996 and for the Years Ended June 30, 1996, 1995, and 1994










                                                  BDO Seidman, LLP
                                                  Accountants and Consultants

                         GUARANTY FINANCIAL CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS







Report of Independent Certified Public Accountants                           3

Consolidated Financial Statements

  Balance Sheets as of December 31, 1996 and June 30,
    1996 and 1995                                                            4

  Statements of  Operations  for the Six Months Ended
    December 31, 1996 and for the Years Ended June 30,
    1996, 1995 and 1994                                                    5-6

  Statements of Stockholders' Equity for the Six Months
    Ended December 31, 1996 and for the Years Ended
    June 30, 1996, 1995 and 1994                                             7

  Statements of Cash Flows for the Six Months Ended
    December 31, 1996 and for the Years Ended June 30,
    1996, 1995 and 1994                                                   8-10

Summary of Accounting Policies                                           11-19

Notes to Consolidated Financial Statements
                                                                         20-42

Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders
Guaranty Financial Corporation
Charlottesville, Virginia

We have audited the consolidated balance sheets of Guaranty Financial Corporation and subsidiary as of December 31, 1996, and June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for six months ended December 31, 1996, and for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guaranty Financial Corporation and subsidiary as of December 31, 1996, and June 30, 1996 and 1995, and the results of their operations and their cash flows for the six months ended December 31, 1996 and for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.

As explained in the Summary of Accounting Policies, Guaranty Financial Corporation adopted Statement of Financial Accounting Standards No. 122 and Statement of Financial Accounting Standards No. 109 in the years ended June 30, 1996 and 1994, respectively.


                                                    /s/ BDO Seidman, LLP

                                                    BDO Seidman, LLP
Richmond, Virginia
May 22, 1997



                                                                    December 31,                      June 30,
                                                                        1996                  1996                 1995
-----------------------------------------------------------------------------------------------------------------------------

   Assets

Cash and cash equivalents                                           $  6,076,315          $  5,431,483         $ 5,752,735
Investment securities (Notes 1 and 7)
  Held-to-maturity                                                     3,156,857             3,730,589           4,732,638
  Available for sale                                                          -              9,563,605                  -
  Trading                                                             16,736,295                    -                   -
Investment in Federal Home Loan Bank stock, at
  cost (Note 9)                                                        1,360,200             1,360,200           1,360,200
Loans receivable, net (Notes 2, 9 and 11)                             81,270,173            84,081,110          75,220,673
Accrued interest receivable                                              671,211               711,842             584,242
Real estate owned                                                         50,964                32,898             122,043
Deferred income taxes (Note 10)                                           33,000                30,000                 -
Office properties and equipment, net (Note 3)                          4,946,153             3,525,199             436,909
Other assets (Note 2)                                                  1,718,757             1,693,840           1,251,543
-----------------------------------------------------------------------------------------------------------------------------







                                                                    $116,019,925          $110,160,766         $89,460,983
-----------------------------------------------------------------------------------------------------------------------------

                                                Guaranty Financial Corporation
                                                                and Subsidiary

                                                   Consolidated Balance Sheets


                                                                    December 31,                       June 30,
                                                                        1996                  1996                 1995
-----------------------------------------------------------------------------------------------------------------------------

   Liabilities and Stockholders' Equity

Liabilities
  Deposits (Note 4)                                                 $ 81,401,071          $ 74,687,446         $52,460,639
  Bonds payable (Notes 1 and 7)                                        2,705,813             3,143,844           3,980,562
  Advances from Federal Home Loan Bank
    (Note 9)                                                          17,500,000            17,500,000          25,050,000
  Securities sold under agreement to
    repurchase (Notes 1 and 8)                                         6,681,000             6,104,000                 -
  Accrued interest payable                                                60,989                99,297              86,279
  Deferred income taxes (Note 10)                                             -                    -               120,000
  Prepayments by borrowers for taxes and insurance                       105,901               145,730             306,346
  Other liabilities                                                      989,402             2,131,300           1,441,418
-----------------------------------------------------------------------------------------------------------------------------


Total liabilities                                                    109,444,176           103,811,617          83,445,244
-----------------------------------------------------------------------------------------------------------------------------


Commitments and Contingencies (Notes 11, 12, 14 and 15)
-----------------------------------------------------------------------------------------------------------------------------


Stockholders' Equity (Notes 13 and 14)
  Preferred stock, par value $1 per share,
    500,000 shares authorized, none issued                                    -                    -                   -
  Common stock, par value $1.25 per share,
    4,000,000 shares authorized, 924,008,
    919,168 and 915,568 shares issued and
    outstanding                                                        1,155,010             1,148,960           1,144,460
  Additional paid-in capital                                           1,975,695             1,981,745           1,970,945
  Unrealized loss on available for sale
    securities (Note 1)                                                       -               (279,182)                -
  Retained earnings - substantially restricted                         3,445,044             3,497,626           2,900,334
-----------------------------------------------------------------------------------------------------------------------------


Total stockholders' equity                                             6,575,749             6,349,149           6,015,739
-----------------------------------------------------------------------------------------------------------------------------


                                                                    $116,019,925          $110,160,766         $89,460,983
-----------------------------------------------------------------------------------------------------------------------------



See accompanying summary of accounting policies and notes to consolidated financial statements.

                                               Guaranty Financial Corporation
                                                               and Subsidiary

                                        Consolidated Statements of Operations



                                                    Six Months Ended
                                                       December 31,                          Year Ended June 30,
                                                          1996                       1996           1995           1994
-----------------------------------------------------------------------------------------------------------------------------



Interest income
  Loans                                                  $3,454,559                $6,441,903     $5,897,002    $5,254,214
  Mortgage-backed securities                                564,079                   652,639        495,620       824,082
  Investment securities                                     254,833                   498,686        383,555       554,881
  Trading account assets                                      2,911                    23,390         12,176        50,695
-----------------------------------------------------------------------------------------------------------------------------


Total interest income                                     4,276,382                 7,616,618      6,788,353     6,683,872
-----------------------------------------------------------------------------------------------------------------------------


Interest expense
  Deposits                                                1,960,029                 3,132,660      2,439,585     1,939,300
  Borrowings (Notes 7, 8 and 9)                             979,936                 2,059,402      2,223,267     3,133,871
-----------------------------------------------------------------------------------------------------------------------------


Total interest expense                                    2,939,965                 5,192,062      4,662,852     5,073,171
-----------------------------------------------------------------------------------------------------------------------------


Net interest income                                       1,336,417                 2,424,556      2,125,501     1,610,701

Provision (credit) for loan losses
  (Note 2)                                                   91,850                    56,665         (9,443)       74,047
-----------------------------------------------------------------------------------------------------------------------------


Net interest income after
  provision for loan losses                               1,244,567                 2,367,891      2,134,944     1,536,654
-----------------------------------------------------------------------------------------------------------------------------


Other income
  Loan fees and servicing income                            266,505                   610,020        651,852       400,133
  Net gain (loss) on sale of loans
    and securities                                           72,547                   242,866            206      (490,706)
  Service charges on checking                                52,058                    90,156         77,542        78,429
  Other                                                      70,977                   164,090        142,034       138,244
-----------------------------------------------------------------------------------------------------------------------------


Total other income                                          462,087                 1,107,132        871,634       126,100
-----------------------------------------------------------------------------------------------------------------------------


                                                                    continued...

                                             Guaranty Financial Corporation
                                                             and Subsidiary

                                      Consolidated Statements of Operations
                                                                (continued)


                                                   Six Months Ended
                                                       December 31,                            Year Ended June 30,
                                                          1996                       1996           1995           1994
-----------------------------------------------------------------------------------------------------------------------------


Other expenses
  Personnel (Notes 14 and 15)                          $  748,083                  $1,013,674     $1,194,410    $  941,866
  Occupancy (Note 12)                                     131,593                     302,139        310,114       321,456
  Data processing (Note 12)                               165,548                     257,038        210,110       199,922
  BIF/SAIF premium disparity
    assessments (Note 12)                                 346,851                         -              -             -
  Deposit insurance premiums                              100,908                     190,263        195,818       172,894
  Other                                                   223,553                     724,321        619,373       545,515
-----------------------------------------------------------------------------------------------------------------------------


Total other expenses                                    1,716,536                   2,487,435      2,529,825     2,181,653
-----------------------------------------------------------------------------------------------------------------------------


Income (loss) before income
  taxes and cumulative effect of
  change in accounting principle                           (9,882)                    987,588        476,753      (518,899)

Provision for income taxes (Note 10)                       (3,500)                    344,338        100,508      (234,986)
-----------------------------------------------------------------------------------------------------------------------------


Income (loss) before cumulative
  effect of change in accounting
  principle                                                (6,382)                    643,250        376,245      (283,913)

Cumulative effect of change in
  accounting for income taxes                                  -                          -               -       (196,000)
-----------------------------------------------------------------------------------------------------------------------------


Net income (loss)                                        $ (6,382)                 $  643,250     $  376,245    $ (479,913)
-----------------------------------------------------------------------------------------------------------------------------



Earnings per common share
  Income (loss) before cumulative
    effect of change in accounting
    principle                                            $      (.01)            $        .70   $        .70  $       (.53)
  Cumulative effect of change in
    accounting for income taxes                                -                          -              -            (.37)
-----------------------------------------------------------------------------------------------------------------------------


                                                         $      (.01)            $        .70   $        .70  $       (.90)
-----------------------------------------------------------------------------------------------------------------------------



See accompanying summary of accounting policies and notes to consolidated financial statements.

                                             Guaranty Financial Corporation
                                                             and Subsidiary

                            Consolidated Statements of Stockholders' Equity



                                                                              Unrealized
                                                             Additional         Loss on                            Total
                                                Common         Paid-in       Available for       Retained      Stockholders'
                                                 Stock         Capital      Sale Securities      Earnings         Equity
-----------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1993                        $  671,460     $  335,730       $        -        $3,004,002       $4,011,192

Net loss                                             -              -                  -          (479,913)        (479,913)
-----------------------------------------------------------------------------------------------------------------------------


Balance, June 30, 1994                           671,460        335,730                -         2,524,089        3,531,279

Stock options exercised
  (Note 14)                                       23,000         57,200                -               -             80,200
Issuance of common stock
  (Note 13)                                      450,000      1,578,015                -               -          2,028,015
Net income                                           -              -                  -           376,245          376,245
-----------------------------------------------------------------------------------------------------------------------------


Balance, June 30, 1995                         1,144,460      1,970,945                -         2,900,334        6,015,739

Stock options exercised
  (Note 14)                                        4,500         10,800                -               -             15,300
Cash dividend                                        -              -                  -           (45,958)         (45,958)
Unrealized loss on available for
  sale securities (Note 1)                           -              -             (279,182)            -           (279,182)
Net income                                           -              -                  -           643,250          643,250
-----------------------------------------------------------------------------------------------------------------------------


Balance, June 30, 1996                         1,148,960      1,981,745           (279,182)      3,497,626        6,349,149

Cash dividend                                        -              -                  -           (46,200)         (46,200)
Realized loss on available
  for sale securities (Note 1)                       -              -              279,182             -            279,182
Stock options exercised (Note 14)                 12,500         32,000                -               -             44,500
Repurchase of common stock                        (6,450)       (38,050)               -               -            (44,500)
Net loss                                              -              -                 -            (6,382)          (6,382)
-----------------------------------------------------------------------------------------------------------------------------


Balance, December 31, 1996                    $1,155,010     $1,975,695         $      -        $3,445,044       $6,575,749
-----------------------------------------------------------------------------------------------------------------------------



See accompanying summary of accounting policies and notes to consolidated financial statements.

                                             Guaranty Financial Corporation
                                                             and Subsidiary

                                      Consolidated Statements of Cash Flows



                                                     Six Months Ended
                                                       December 31,                          Year Ended June 30,
                                                          1996                       1996           1995           1994
-----------------------------------------------------------------------------------------------------------------------------
Operating activities
  Net income (loss)                                      $(6,382)              $    643,250    $   376,245    $ (479,913)
  Adjustments to reconcile net
    income (loss) to net cash
    provided (absorbed) by
    operating activities
      Provision (credit) for loan losses                  91,850                     56,665         (9,443)       74,047
      Depreciation and amortization                       76,160                     95,511         93,775       109,250
      Amortization of deferred loan fees                  63,841                   (136,086)      (123,528)     (148,992)
      Net amortization of premiums
        and accretion of discounts                        84,606                    199,060         54,822       662,379
      Loss (gain) on sale of loans                      (216,537)                  (204,901)        60,367      (152,931)
      Originations of loans held
        for sale                                     (11,773,561)                (7,203,819)   (11,765,459)  (23,211,491)
      Proceeds from sale of loans                     11,822,300                  7,160,241     11,825,826    23,364,422
      Loss (gain) on sale of
        mortgage-backed securities                      (111,039)                       -          (36,418)      214,800
      Originations of loans securitized                      -                          -       (5,596,082)   (4,992,057)
      Purchase of mortgage backed
        securities                                   (23,980,081)                       -              -             -
      Proceeds from sale of
        mortgage-backed securities                    17,844,790                        -        5,415,983     6,574,500
      (Gain) loss on sale of securities
        available for sale                                   -                     (101,685)           -         155,100
      (Gain) loss on disposal of office
        properties and equipment                             -                       (1,341)        (1,806)          -
      Federal Home Loan Bank stock
        dividends                                            -                          -              -         (53,600)
      Loss on sale of held to
        maturity securities                                  -                          -              -         105,300
      (Gain) loss on sale of trading
        account securities                               255,030                     63,720        (24,155)      168,437
      Purchases of trading account
        securities                                   (36,330,973)              (107,346,227)   (43,113,114)  (73,546,348)
      Sales of trading account
        securities                                    35,305,544                107,282,507     43,137,269    73,377,911


                                                                    continued...

                                                 Guaranty Financial Corporation
                                                                 and Subsidiary

                                          Consolidated Statements of Cash Flows
                                                                    (continued)


                                                   Six Months Ended
                                                       December 31,                          Year Ended June 30,
                                                          1996                       1996           1995           1994
-----------------------------------------------------------------------------------------------------------------------------


Operating activities (cont'd)
      Changes in
        Accrued interest receivable                      $40,631                $  (127,600)   $   (27,424)  $    44,109
        Other assets                                     (24,917)                  (442,298)      (192,025)     (310,844)
        Accrued interest payable                         (38,308)                    13,018        (21,951)      (82,399)
        Deferred income taxes                             (3,000)                       -          (87,000)     (307,277)
        Prepayments by borrowers
          for taxes and insurance                        (39,829)                  (160,616)       181,671      (156,412)
        Other liabilities                             (1,141,898)                   689,882       (592,864)     (531,024)
-----------------------------------------------------------------------------------------------------------------------------


Net cash provided (absorbed)
  by operating activities                             (8,081,773)                   479,281       (445,311)      876,967
-----------------------------------------------------------------------------------------------------------------------------


Investing activities
  Proceeds from sales of held
    to maturity securities                                   -                          -              -       2,890,700
  Net (increase) decrease in
    loans                                              2,752,812                 (8,486,970)     2,484,824    (7,331,860)
  Principal repayments on held
    to maturity securities                               776,007                    998,457      1,260,076     6,128,157
  Purchase of securities
    available for sale                                       -                  (28,399,062)            -     (7,000,000)
  Proceeds from sales of
    securities available for sale                            -                   18,507,960             -      6,838,750
  Purchases of FHLB stock                                    -                          -               -        (77,300)
  Sale of FHLB stock                                         -                          -           77,300           -
  Proceeds from sale of office
    properties and equipment                                 -                        4,522         15,389           -
  Purchases of office properties
    and equipment                                     (1,515,180)                (3,186,982)      (152,668)     (115,878)
-----------------------------------------------------------------------------------------------------------------------------


Net cash provided (absorbed)
  by investing activities                              2,013,639                (20,562,075)     3,684,921     1,332,569
-----------------------------------------------------------------------------------------------------------------------------



                                                                    continued...

                                               Guaranty Financial Corporation
                                                               and Subsidiary

                                        Consolidated Statements of Cash Flows
                                                                  (continued)


                                                     Six Months Ended
                                                        December 31,                          Year Ended June 30,
                                                          1996                       1996           1995           1994
-----------------------------------------------------------------------------------------------------------------------------


Financing activities
  Net increase (decrease)
    in deposits                                       $6,713,625             $22,226,807      $(1,006,244)   $ 3,446,397
  Repayment of Federal Home
    Loan Bank advances                               (10,000,000)            (31,510,000)     (15,200,000)   (15,800,000)
  Proceeds from Federal Home
    Loan Bank advances                                10,000,000              23,960,000       16,300,000     14,000,000
  Principal payments on bonds
    payable, including
    unapplied payments                                  (531,459)               (988,607)        (968,556)    (5,475,702)
  Increase (decrease) in
    securities sold under
    agreements to repurchase                             577,000               6,104,000              -              -
  Proceeds from issuance of
    common stock                                             -                    15,300        2,108,215            -
  Dividends paid                                         (46,200)                (45,958)             -              -
-----------------------------------------------------------------------------------------------------------------------------


Net cash provided (absorbed)
  by financing activities                              6,712,966              19,761,542        1,233,415     (3,829,305)
-----------------------------------------------------------------------------------------------------------------------------


Increase (decrease) in cash
  and cash equivalents                                   644,832                (321,252)       4,473,025     (1,619,769)

Cash and cash equivalents,
  beginning of period                                  5,431,483               5,752,735        1,279,710      2,899,479
-----------------------------------------------------------------------------------------------------------------------------


Cash and cash equivalents,
  end of period                                       $6,076,315             $ 5,431,483      $ 5,752,735    $ 1,279,710
-----------------------------------------------------------------------------------------------------------------------------



See accompanying summary of accounting policies and notes to consolidated financial statements.

                                          Guaranty Financial Corporation
                                                          and Subsidiary

                                          Summary of Accounting Policies



Nature of Business
and Regulatory
Environment

Guaranty Financial Corporation (the "Parent Company") is a unitary thrift holding company whose principal asset is its wholly-owned subsidiary, Guaranty Bank (the "Bank"). The Bank provides a full range of banking services to individual and corporate customers. In these financial statements, the consolidated group is referred to collectively as the "Corporation".

As of December 31, 1996, the Bank has filed applications with the appropriate federal and state regulatory agencies to convert from a federal savings association to a Virginia Chartered Federal Reserve member bank. As a result, the Corporation has changed their year end from June 30, to December 31.

The Office of Thrift Supervision ("OTS"), is the primary regulator for federally chartered savings associations, as well as savings and loan holding companies.

The Federal Deposit Insurance Corporation ("FDIC") is the federal deposit insurance administrator for both banks and savings associations. The FDIC has specific authority to prescribe and enforce such regulations and issue such orders as it deems necessary to prevent actions or practices by savings associations that pose a serious threat to the Savings Association Insurance Fund.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was effective January 1, 1993. FDICIA contained provisions which allow regulators to impose prompt corrective action on undercapitalized institutions in accordance with a categorized capital-based system.

Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Act"), the FDIC imposed a special assessment on SAIF members to capitalize the SAIF at the designated reserve level of 1.25% as of September 30, 1996. Based on the Company's deposits as of March 31, 1995, the date for measuring the amount of special assessments pursuant to the Act, the Company paid a special assessment of approximately $347,000 to capitalize the SAIF.

Principles of
Consolidation

The consolidated financial statements include the accounts of Guaranty Financial Corporation and Guaranty Bank, (a wholly-owned subsidiary), and GMSC, Inc. and Guaranty Investment Corp., wholly-owned subsidiaries of the Bank. All material intercompany accounts and transactions have been eliminated in the consolidation.

Reorganization

On December 29, 1995, the Bank and the Parent Company consummated the reorganization of the Bank into a unitary-thrift holding company structure whereby the Bank became the wholly-owned subsidiary of the Parent Company. Each outstanding share of the common stock of the Bank became one share of the common stock of the Parent Company. This transaction was accounted for as a pooling of interests.

                                          Guaranty Financial Corporation
                                                          and Subsidiary

                                          Summary of Accounting Policies
                                                             (continued)


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

Effective July 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114 (SFAS 114), "Accounting by Creditors for Impairment of a Loan (as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures"). The effect of adopting these new accounting standards were immaterial to the operating results of the Corporation.

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

For tax years beginning prior to January 1, 1996, savings banks that met certain definitional tests and other conditions prescribed by the Internal Revenue Code were allowed, within limitations, to deduct from taxable income an allowance for bad debts using the "percentage of taxable income" method. The cumulative bad debt reserve, upon which no taxes have been paid, was approximately $1,086,000 at June 30, 1996.

                                                 Guaranty Financial Corporation
                                                                 and Subsidiary

                                                 Summary of Accounting Policies
                                                                    (continued)



Income Taxes
(continued)

Section 1616 of the Small Business Job Protection Act of 1996 (the "Act") repealed the percentage of taxable income method of computing bad debt reserve, and requires the recapture into taxable income of "excess reserves", on a ratable basis over the next six years. Excess reserves are defined, in general, as the excess of the balance of the tax bad debt reserve (using the percentage of taxable income method) as of the close of the last tax year beginning before January 1, 1996 over the balance of the reserve as of the close of the last tax year beginning before January 1, 1988. The recapture of the reserves is deferred if the Corporation meets the "residential loan requirement" exception, during either or both of the first two years beginning after December 31, 1995. The residential loan requirement is met, in general, if the principal amount of residential loans made by the Corporation during the year is not less than the Corporation's "base amount". The base amount is defined as the average of the principal amounts of residential loans made during the six most recent tax years beginning before January 1, 1996.

As a result of the Act, the Corporation must recapture into taxable income approximately $387,000 ratably over the next six years, beginning with the year ending June 30, 1997. If the residential loan requirement exception is met, as discussed above, the income will be includable over the 3rd through 8th years following the year ended June 30, 1996.

Earnings Per Share

Earnings per share is computed based on the weighted average number of shares of common stock outstanding during each period including the assumed exercise of dilutive stock options, and is retroactively adjusted for stock dividends and stock splits. The weighted average number of shares of common stock outstanding were 920,681 for the six month period ended December 31, 1996, and 917,668, 541,768 and 537,168 for the years ended June 30, 1996, 1995 and 1994, respectively.

Statement of Cash
Flows

Cash and cash equivalents include Federal funds sold with original maturities of three months or less. Interest paid was approximately $2,978,000 for the six month period ended December 31, 1996, and $5,179,000, $4,685,000 and $5,156,000
for the years ended June 30, 1996, 1995 and 1994, respectively. Cash paid for income taxes was approximately $277,000 for the six month period ended December 31, 1996, and $180,000, $42,000 and $159,000 for the years ended June 30, 1996,
1995 and 1994, respectively. There was no real estate acquired in settlement of loans for the six month period ended December 31, 1996, and approximately $33,000 and $122,000 for the years ended June 30, 1996 and 1995, respectively.

                                                Guaranty Financial Corporation
                                                                and Subsidiary

                                                Summary of Accounting Policies
                                                                   (continued)



Reclassifications

Certain reclassifications have been made in the prior year consolidated financial statements and notes to conform to the December 31, 1996 presentation.

New Accounting
Pronouncements

Effective July 1, 1996, the Corporation adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of
Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires that long-lived assets and certain intangibles to be held and used by an entity be reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. In addition, SFAS 121 requires long-lived assets and certain intangibles to be disposed of to be reported at the lower of carrying amount or fair value less costs to sell. The application of this pronouncement did not have a material effect on the financial statements of the Corporation.

Effective July 1, 1996, the Corporation adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." SFAS No. 123 allows companies to continue to account for their stock option plans in accordance with APB Opinion 25 but encourages the adoption of a new accounting method based on the estimated fair value of employee stock options. Companies electing not to follow the new fair value based method are required to provide expanded footnote disclosures, including pro forma net income and earnings per share, determined as if the company had applied the new method. The application of this pronouncement did not have a material effect on the financial statements of the Corporation.

                                               Guaranty Financial Corporation
                                                               and Subsidiary

                                               Summary of Accounting Policies
                                                                  (continued)



New Accounting
Pronouncements
(continued)

In June 1996, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. In addition, a transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. Except for certain provisions affecting repurchase agreements, SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. The effective date of the provisions affecting repurchase agreements and similar transactions, including related transfers of collateral, is delayed for one year, to allow more time for accounting systems to be put in place to properly reflect the requirements and guidance of SFAS No. 125. Management does not expect the application of this pronouncement to have a material effect on the financial statements of the Corporation.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share ("SFAS 128"). SFAS 128 is effective for financial statements, including interim periods, issued for periods ending after December 15, 1997. SFAS 128 provides a different method for calculating earnings per share than is currently used in accordance with APB 15, "Earnings per Share." SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in earnings of an entity, similar to fully diluted earnings per share. Management does not expect the application of this pronouncement to have a material effect on the financial statements of the Corporation.

                                               Guaranty Financial Corporation
                                                               and Subsidiary

                                   Notes to Consolidated Financial Statements



1.   Investment
     Securities

A summary of the carrying value and estimated market value of mortgage-backed securities is as follows:

December 31, 1996
-------------------------------------------------------------------------


                                   Gross         Gross        Estimated
                     Amortized   Unrealized    Unrealized       Market
                       Cost         Gains        Losses          Value
-------------------------------------------------------------------------


Held to Maturity

  Mortgage-backed
    securities      $ 3,156,857   $   191,817    $    -       $ 3,348,674
-------------------------------------------------------------------------


                      3,156,857       191,817    $    -         3,348,674
-------------------------------------------------------------------------


Trading

  Mortgage-backed
    securities       16,936,529           -         200,234    16,736,295
-------------------------------------------------------------------------


                     16,936,529           -         200,234    16,736,295
-------------------------------------------------------------------------


                    $20,093,386   $   191,817   $   200,234   $20,084,969
=========================================================================

                                            Guaranty Financial Corporation
                                                            and Subsidiary

                                Notes to Consolidated Financial Statements
                                                               (continued)




1.    Investment
      Securities
      (continued)

June 30, 1996
-------------------------------------------------------------------------------


                                        Gross         Gross      Estimated
                     Amortized        Unrealized    Unrealized    Market
                       Cost             Gains         Losses      Value
-------------------------------------------------------------------------------


Held to Maturity

  Mortgage-backed
    securities       $ 3,730,589         $148,301    $     -     $ 3,878,890
-------------------------------------------------------------------------------


                       3,730,589          148,301          -       3,878,890
-------------------------------------------------------------------------------


Available for Sale

  Mortgage-backed
    securities         9,992,516              -        428,911     9,563,605
-------------------------------------------------------------------------------


                       9,992,516              -        428,911     9,563,605
-------------------------------------------------------------------------------


                     $13,723,105         $148,301     $428,911   $13,442,495
-------------------------------------------------------------------------------



June 30, 1995
-------------------------------------------------------------------------------


                                        Gross         Gross      Estimated
                     Carrying         Unrealized    Unrealized    Market
                      Value             Gains         Losses      Value
-------------------------------------------------------------------------------


Held to Maturity

  Mortgage-backed
    securities        $4,732,638         $154,750      $   -      $4,887,388
-------------------------------------------------------------------------------

                                                 Guaranty Financial Corporation
                                                                 and Subsidiary

                                     Notes to Consolidated Financial Statements
                                                                    (continued)




1.    Investment
      Securities
      (continued)

Proceeds from sales of securities available for sale was approximately $18,508,000 and $6,839,000 for the years ended June 30, 1996 and 1994, respectively. The Corporation had no sales of available for sale securities during the period ending December 31, 1996 and year ending June 30, 1995. Gross gains of approximately $101,700 and gross losses of approximately $155,100 were realized on those sales during the years ended June 30, 1996 and 1994, respectively.

Proceeds from the sale of trading securities was approximately $35,306,000 for the six months ended December 31, 1996, and $107,283,000, $43,137,000 and
$73,378,000 for the years ended June 30, 1996, 1995 and 1994, respectively. Gross gains of approximately $265,000 and gross losses of approximately $9,900 were realized on those sales for the six months ended December 31, 1996. Gross gains of approximately $209,000, $142,600 and $389,100 and gross losses of approximately $272,700, $118,400 and $557,500 were realized on those sales during the years ended June 30, 1996, 1995, and 1994, respectively.

Proceeds from the sale of mortgage backed securities was approximately $17,845,000, $5,416,000 and $6,575,000 for the six months ended December 31,
1996 and the years ended June 30, 1995 and 1994, respectively. Gross gains of approximately $111,000, $41,000 and $142,000 were realized on those sales for the six months ended December 31, 1996 and the years ended June 30, 1995 and 1994, respectively. Gross losses on the sales of mortgage-backed securities were $0, $4,000 and $357,000 for the six months ended December 31, 1996 and the years ended June 30, 1995 and 1994, respectively. The Corporation had no sales of mortgage backed securities during the year ended June 30, 1996.

At December 31, 1996 and June 30, 1996, mortgage-backed securities of approximately $3,157,000 and $3,731,000, respectively, were pledged for bonds payable (Note 7). At December 31, 1996 and June 30, 1996, mortgage backed securities with a market value of $7,349,000 and $6,633,000, respectively, were pledged as collateral under repurchase agreements (Note 8).

                                              Guaranty Financial Corporation
                                                              and Subsidiary

                                  Notes to Consolidated Financial Statements
                                                                 (continued)




2.    Loans Receivable

Loans receivable are summarized as follows:

                                December 31,                  June 30,
                                    1996              1996              1995
-------------------------------------------------------------------------------


Residential real estate          $62,602,132       $66,137,277      $62,174,694
Commercial real estate             7,961,867         7,670,148        4,507,978
Construction and land              7,368,767         8,813,170        8,886,956
Consumer                           6,963,897         5,386,104        4,579,977
-------------------------------------------------------------------------------


                                  84,896,663        88,006,699       80,149,605
-------------------------------------------------------------------------------


Less
  Undisbursed loan funds           2,466,623         2,823,774        3,858,164
  Deferred loan fees                 290,016           313,669          323,282
  Allowance for loan losses          869,851           788,146          747,486
-------------------------------------------------------------------------------


                                   3,626,490         3,925,589        4,928,932
-------------------------------------------------------------------------------


                                 $81,270,173       $84,081,110      $75,220,673
===============================================================================



The allowance for loan losses is summarized as follows:

Balance at June 30, 1993                                               $745,797
Provision charged to expense                                             74,047
Net charge-offs or reductions                                           (66,258)
-------------------------------------------------------------------------------


Balance at June 30, 1994                                                753,586
Credit to operations                                                     (9,443)
Net recoveries                                                            3,343
-------------------------------------------------------------------------------


Balance at June 30, 1995                                                747,486
Provision charged to expense                                             56,665
Net charge-offs or reductions                                           (16,005)
-------------------------------------------------------------------------------


Balance at June 30, 1996                                                788,146
Provision charged to expense                                             91,850
Net charge-offs or reductions                                           (10,145)
-------------------------------------------------------------------------------


Balance at December 31, 1996                                           $869,851
===============================================================================

                                              Guaranty Financial Corporation
                                                              and Subsidiary

                                  Notes to Consolidated Financial Statements
                                                                 (continued)




2.    Loans Receivable
      (continued)

The Corporation serviced loans for others aggregating approximately $172,771,000 at December 31, 1996, and $168,437,000 and $169,621,000 at June 30, 1996 and
1995, respectively. Mortgage servicing rights, included in other assets, was approximately $974,000 at December 31, 1996, and $787,000 and $721,000 at June 30, 1996 and 1995, respectively. Mortgage servicing rights of approximately $226,000 and $160,000 were capitalized during six months ended December 31, 1996 and the year ended June 30, 1996, respectively. No mortgage servicing rights were capitalized during the year ended June 30, 1995.

Gross gains and gross losses on the sale of loans totalling approximately $283,000 and $67,000 were realized during the six months ended December 31, 1996, and $205,000 and $0, $51,000 and $112,000 and $203,000 and $50,000, were realized for the years ended June 30, 1996, 1995 and 1994, respectively. There were no loans classified as held for sale at December 31, 1996 and June 30, 1996 and 1995.

At December 31, 1996, the Corporation had no loans that were considered as impaired.

The following information relates to the Corporation's impaired loans which includes troubled debt restructurings that meet the definition of impaired loans as of and for the year ended June 30, 1996:

-------------------------------------------------------------------------------


Impaired loans with a specific allowance                               $493,000
Impaired loans with no specific allowance                                   -
-------------------------------------------------------------------------------


Total impaired loans                                                   $493,000
===============================================================================


Total allowance related to impaired loans                              $123,000
Average balance of impaired loans for the period                        496,000
Interest income on impaired loans for the period
  recorded on a cash basis                                                  -

                                             Guaranty Financial Corporation
                                                             and Subsidiary

                                 Notes to Consolidated Financial Statements
                                                                (continued)




3.    Office Properties
      and Equipment

Office properties and equipment are summarized as follows:

                                            December 31,                  June 30,
                                               1996              1996               1995
------------------------------------------------------------------------------------------

Land                                         $1,880,950        $1,873,386      $        -
Building and leasehold improvements           2,407,983         1,388,741          305,574
Furniture and fixtures                          599,367           288,575          365,773
Equipment                                       821,606           661,020          637,998
------------------------------------------------------------------------------------------


                                              5,709,906         4,211,722        1,309,345
Less accumulated depreciation
  and amortization                              763,753           686,523          872,436
------------------------------------------------------------------------------------------


Net office properties and equipment          $4,946,153        $3,525,199       $  436,909
==========================================================================================



4.    Deposits
Deposits are summarized as follows:

December 31, 1996
------------------------------------------------------------------------------------------


                                                                Amount             Percent
------------------------------------------------------------------------------------------

Passbook, statement savings and interest
  checking accounts
    Non-interest bearing                                      $ 1,505,640             1.9%
    2.00 to 3.00%                                               5,400,365             6.6
    3.01 to 4.00%                                               8,170,916            10.0
------------------------------------------------------------------------------------------


                                                               15,076,921            18.5
------------------------------------------------------------------------------------------


Certificates:
     0 to 4.00%                                                    61,423              .1
  4.01 to 5.00%                                                   198,405              .2
  5.01 to 6.00%                                                66,064,322            81.2
------------------------------------------------------------------------------------------


                                                               66,324,150            81.5
------------------------------------------------------------------------------------------


                                                              $81,401,071           100.0%
==========================================================================================

                                               Guaranty Financial Corporation
                                                               and Subsidiary

                                   Notes to Consolidated Financial Statements
                                                                  (continued)





4.    Deposits
      (continued)

June 30,                                          1996                             1995
-----------------------------------------------------------------------------------------------


                                          Amount         Percent         Amount         Percent
-----------------------------------------------------------------------------------------------

Passbook, statement savings
  and interest checking
  accounts
    Non-interest bearing                 $ 1,349,508        1.8%       $   805,902         1.5%
    2.00 to 3.00%                          5,094,991        6.8          5,011,503         9.6
    3.01 to 4.00%                          7,862,504       10.5          8,819,035        16.8
-----------------------------------------------------------------------------------------------


                                          14,307,003       19.1         14,636,440        27.9
-----------------------------------------------------------------------------------------------


Certificates:
     0 to 4.00%                              135,997         .2             53,341          .1
  4.01 to 5.00%                              192,804         .3          7,076,118        13.5
  5.01 to 6.00%                           55,491,113       74.3         18,868,053        36.0
  6.01 to 7.00%                            4,560,529        6.1         11,826,687        22.5
-----------------------------------------------------------------------------------------------


                                          60,380,443       80.9         37,824,199        72.1
-----------------------------------------------------------------------------------------------


                                         $74,687,446      100.0%       $52,460,639       100.0%
-----------------------------------------------------------------------------------------------



The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $9,663,000 at December 31, 1996, and $4,606,000 and
$1,432,000 at June 30, 1996 and 1995, respectively.

Scheduled maturities of certificates are as follows:

                                December 31,               June 30,
                                   1996             1996              1995
------------------------------------------------------------------------------


Within one year                 $57,305,347       $51,209,732      $27,682,073
One to two years                  5,095,223         5,191,895        8,189,909
Two to three years                1,381,536         1,129,936          957,106
Three to four years               1,178,064         1,212,076          419,047
Five years and thereafter         1,363,980         1,636,804          576,064
------------------------------------------------------------------------------


                                $66,324,150       $60,380,443      $37,824,199
==============================================================================

                                              Guaranty Financial Corporation
                                                              and Subsidiary

                                  Notes to Consolidated Financial Statements
                                                                 (continued)




5.    Fair Value of
      Financial
      Instruments

The estimated fair values of the Corporation's financial instruments are as follows:


                                      December 31, 1996                 June 30, 1996
                                 Carrying           Fair         Carrying          Fair
                                  Amount            Value         Amount           Value
---------------------------------------------------------------------------------------------
Financial assets
  Cash and short-term
    investments                 $ 6,076,315     $ 6,076,000      $ 5,431,483       $5,431,000
  Securities                     19,872,610      20,085,000       13,294,194       13,442,000
  Loans, net of allowance
    for loan losses              81,270,173      80,858,000       84,081,110       82,710,000

Financial liabilities
  Deposits                       81,401,071      81,345,000       74,687,446       74,590,000
  Advances from Federal
    Home Loan Bank               17,500,000      17,500,000       17,500,000       17,500,000
  Securities sold under
    agreement to
    repurchase                    6,681,000       6,681,000        6,104,000        6,104,000
  Bonds payable                   2,705,813             N/A        3,143,844              N/A


                                    Notional          Fair            Notional         Fair
                                    Amount            Value            Amount          Value
---------------------------------------------------------------------------------------------

Unrecognized financial
  instruments
    Commitments to
      extend credit              $9,356,000      $9,356,000       $9,300,000       $9,300,000
    Forward commitments
      to purchase
      mortgage-backed
      securities                  6,054,000       6,041,000        5,795,000        5,822,000

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

Bonds payable

Due to the nature and terms (Note 7) of the bonds payable held by GMSC, Inc. at December 31, 1996 and June 30, 1996, it was not deemed practicable to estimate the fair value.

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

                                           Guaranty Financial Corporation
                                                           and Subsidiary

                               Notes to Consolidated Financial Statements
                                                              (continued)



6.    Results of
      Operations for
      the Six Months
      Ended December
      31, 1995

Unaudited results of operations of the Corporation for the six months ended December 31, 1995 (unaudited) are as follows:

Six month period ended December 31, 1995
--------------------------------------------------------------------------------


Net interest income                                 $1,161,197
Income before income taxes                             456,659
Provision for income taxes                             157,838
Net income                                             298,821


7.    Bonds Payable

In October 1987, GMSC, Inc. issued serial bonds (the "Bonds") collateralized by mortgage-backed securities which are treated as a real estate mortgage investment conduit ("REMIC") under the Internal Revenue Code of 1986 for federal tax purposes. The Bonds are secured by an indenture between GMSC, Inc. and the Bank of New York, acting as trustee for the bondholders. The Bonds are summarized as follows:

                                     December 31,                  June 30,
                                         1996               1996             1995
-------------------------------------------------------------------------------------

Serial Bonds
  Class A-2, maturing January 20,
    2012, at 8.0%                       $1,066,586        $1,556,846       $2,778,641
  Class A-3, maturing January 20,
    2019, at 8.0%                        2,444,544         2,352,811        2,173,634
  Unapplied payments                      (326,479)         (200,337)        (254,348)
-------------------------------------------------------------------------------------


                                         3,184,651         3,709,320        4,697,927
  Less unamortized discount               (478,838)         (565,476)        (717,365)
-------------------------------------------------------------------------------------


                                        $2,705,813        $3,143,844       $3,980,562
=====================================================================================


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

                                                 Guaranty Financial Corporation
                                                                 and Subsidiary

                                     Notes to Consolidated Financial Statements
                                                                    (continued)



8.    Securities Sold
      Under Agreements
      to Repurchase

The following is a summary of certain information regarding the Bank's repurchase agreements:

                              Six Months Ended            Year Ended
                               December 31,                June 30,
                                   1996             1996              1995
------------------------------------------------------------------------------


Balance at end of period         $6,681,000        $6,104,000       $      -
Weighted average interest rate
  at end of period                    6.50%             5.65%              -
Average amount outstanding
  during the period              $6,321,040        $3,111,583       $  782,500
Maximum amount outstanding
  at any month end during the
  period                         $9,957,000        $9,930,000       $4,230,000

9.    Advances From
      Federal Home
      Loan Bank

Advances from the Federal Home Loan Bank are summarized as follows:

                              Due in Year Ending
                                  December 31,
                  ---------------------------------------------------

                   1997                                $ 7,500,000
                   1998                                  5,000,000
                   1999                                  5,000,000
                  ---------------------------------------------------


                                                       $17,500,000
                  ---------------------------------------------------



The weighted average interest rate of advances was 6.35% at December 31, 1996, and 5.93% and 6.67% at June 30, 1996 and 1995, respectively. The advances are collateralized by investment in Federal Home Loan Bank stock and certain mortgage loans with an unpaid balance of approximately $31,557,000 and $35,097,000 at December 31, 1996 and June 30, 1996, respectively.

                                               Guaranty Financial Corporation
                                                               and Subsidiary

                                   Notes to Consolidated Financial Statements
                                                                  (continued)



9.    Advances From
      Federal Home
      Loan Bank
      (continued)

Information related to borrowing activity from the Federal Home Loan Bank is as follows:

                         Six Months Ended
                           December 31,                        Year Ended June 30,
                               1996                1996              1995             1994
----------------------------------------------------------------------------------------------

Maximum amount
  outstanding
  during the
  period                    $22,500,000          $28,050,000      $28,250,000      $28,750,000
----------------------------------------------------------------------------------------------


Average amount
  outstanding
  during the period         $19,550,000          $22,829,000      $26,208,000      $26,017,000
----------------------------------------------------------------------------------------------


Average interest
  rate during the
  period                          5.79%                6.21%            6.67%            6.63%
----------------------------------------------------------------------------------------------



10.   Income Taxes

The provision for income taxes as presented in the consolidated statements of operations are as follows:

Six Months Ended December 31,                          1996
--------------------------------------------------------------


Currently payable (benefit)                           $(3,500)
Deferred income tax expense (benefit)                     -
--------------------------------------------------------------


                                                      $(3,500)
--------------------------------------------------------------

                                                Guaranty Financial Corporation
                                                                and Subsidiary

                                    Notes to Consolidated Financial Statements
                                                                   (continued)



10.   Income Taxes
      (continued)

Year Ended June 30,                      1996            1995           1994
-------------------------------------------------------------------------------


Currently payable                      $344,338        $187,885      $  16,200
Deferred income tax expense (benefit)       -           (87,377)      (251,186)
-------------------------------------------------------------------------------


                                       $344,338        $100,508      $(234,986)
-------------------------------------------------------------------------------



Reconciliations of the provision for income taxes computed at the federal statutory income tax rate to the effective rate follows:

Six Months Ended December 31,                                     1996
-----------------------------------------------------------------------


Tax expense (benefit) at statutory rate                        $(3,360)
Adjustments
  Effect of state taxes                                           (395)
  Other                                                            255
-----------------------------------------------------------------------


                                                               $(3,500)
-----------------------------------------------------------------------



Year Ended June 30,                              1996            1995           1994
-------------------------------------------------------------------------------------
Tax expense (benefit) at statutory rate      $335,780        $162,096      $(176,426)
Adjustments
  Effect of state taxes                        39,504          18,880        (20,860)
  Other                                       (30,946)        (80,468)       (37,700)
-------------------------------------------------------------------------------------


                                             $344,338        $100,508      $(234,986)
-------------------------------------------------------------------------------------

                                                 Guaranty Financial Corporation
                                                                 and Subsidiary

                                     Notes to Consolidated Financial Statements
                                                                    (continued)



10.   Income Taxes
      (continued)

The components of deferred income taxes are as follows:

                                             December 31,                June 30,
                                                 1996              1996            1995
                                    -------------------------------------------------------
Deferred tax asset
  Bad debt reserves                             $164,000          $152,000         $169,000
  Deferred loan fees                              54,000            70,000          123,000
  Excess servicing                                38,000            48,000           68,000
  Available for sale securities                      -             150,000              -
  Trading securities                              90,000               -                -
  Other                                          136,000            65,000           18,000
                                    -------------------------------------------------------


Total deferred tax asset                         482,000           485,000          378,000
                                    -------------------------------------------------------


Deferred tax liability
  GMSC REMIC                                     204,000           230,000          277,000
  FHLB stock                                     187,000           187,000          187,000
  Other                                           58,000            38,000           34,000
                                    -------------------------------------------------------


Total deferred tax liability                     449,000           455,000          498,000
                                    -------------------------------------------------------


Net deferred tax liability (asset)              $(33,000)         $(30,000)        $120,000
                                    -------------------------------------------------------



11.   Related Party
      Transactions

In the normal course of business, the Corporation makes loans to directors, officers and other related parties. These loans are made on substantially the same terms as those prevailing at the time for comparable transactions with the other borrowers. The loans with related parties outstanding at December 31, 1996, and June 30, 1996 and 1995 are approximately $163,000, $227,000 and
$291,000, respectivly.

                                                Guaranty Financial Corporation
                                                                and Subsidiary

                                    Notes to Consolidated Financial Statements
                                                                   (continued)



12.   Commitments
      and
      Contingencies

The Corporation leases office space under operating leases expiring at various dates through 2002 and has a contract for the performance of data processing services whose initial term expires in May, 1999 and requires minimum payments of $8,100 per month. Future minimum rental and data processing payments required that have initial or remaining noncancelable terms in excess of one year as of December 31, 1996, are as follows:
                                              Amount
                                                       Data
Year Ending December 31,             Leases         Processing
--------------------------------------------------------------


1997                                $ 47,400          $ 97,200
1998                                  42,400            97,200
1999                                  35,800            40,500
2000                                  18,500                 -
Thereafter                            30,900                 -
--------------------------------------------------------------


                                   $175,000           $234,900
==============================================================




Total rental expense amounted to approximately $23,000 for the six months ended December 31, 1996 and $168,000, $187,000 and $180,000 for the years ended June 30, 1996, 1995 and 1994, respectively. Total data processing expense amounted to approximately $165,000 for the six months ended December 31, 1996 and $257,000, $210,000 and $199,900 for the years ended June 30, 1996, 1995 and 1994, respectively.

The Corporation is defendant in various lawsuits incidental to its business. Management is of the opinion that its financial position will not be materially affected by the ultimate resolution of any litigation pending or threatened.

                                               Guaranty Financial Corporation
                                                               and Subsidiary

                                   Notes to Consolidated Financial Statements
                                                                  (continued)



13.   Stockholders'
      Equity

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

On January 23, 1997, the Corporation completed a secondary offering of its common stock through the sale of 500,000 shares of common stock at a price of $8.50 per share. Proceeds to the Corporation from the offering (net of offering expenses of approximately $280,000) were approximately $3,970,000.

Savings institutions must maintain specific capital standards that are no less stringent than the capital standards applicable to national banks. The OTS regulations currently have three capital standards including (i) a tangible capital requirement, (ii) a core capital requirement, and (iii) a risk-based capital requirement. The tangible capital standard requires savings institutions to maintain tangible capital of not less than 1.5% of adjusted total assets. The core capital standard requires a savings institution to maintain core capital of not less than 3.0% of adjusted total assets. The risk-based capital standard requires risk-based capital of not less than 8.0% of risk-weighted assets.

At December 31, 1996, the Bank met all three regulatory capital requirements applicable to it under Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") and was considered "well capitalized" under the prompt corrective action framework of FDICIA.

                                               Guaranty Financial Corporation
                                                               and Subsidiary

                                   Notes to Consolidated Financial Statements
                                                                  (continued)



13.   Stockholders'
      Equity
      (continued)

The following table presents the Bank's regulatory capital levels at December 31, 1996 and June 30, 1996, relative to the OTS requirements applicable at that date:

                                                          Amount         Percent      Actual        Actual       Excess
December 31, 1996                                        Required       Required      Amount        Percent      Amount
--------------------------------------------------------------------------------------------------------------------------

Tangible capital                                         $1,743,000      1.50%       $6,639,000       5.70%     $4,896,000
Core capital                                              3,490,000      3.00         6,639,000       5.70       3,149,000
Risk-based capital                                        4,519,000      8.00         7,345,000      13.00       2,826,000


                                                          Amount         Percent      Actual        Actual       Excess
June 30, 1996                                            Required       Required      Amount        Percent      Amount
--------------------------------------------------------------------------------------------------------------------------

Tangible capital                                         $1,655,000      1.50%       $6,628,000       6.01%     $4,973,000
Core capital                                              3,309,000      3.00         6,628,000       6.01       3,319,000
Risk-based capital                                        4,372,000      8.00         7,259,000      13.28       2,887,000

The Corporation may not declare or pay a cash dividend, or repurchase any of its capital stock if the effect thereof would cause the net worth of the Corporation to be reduced below the net worth requirement imposed by federal regulations.

14.   Stock Option
      Plan

The Corporation has a noncompensatory stock option plan (the "Plan") designed to provide long-term incentives to key employees.

The Corporation applies Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for these plans against earnings. For those companies applying APB 25, FASB Statement No. 123, Accounting for Stock-Based Compensation, requires certain proforma disclosures of net income and earnings per share. Net income and earnings per share computed under FASB Statement No. 123 do not materially differ from the amounts reported in consolidated financial statements.

The following table summarizes vested options outstanding:

Six Months Ended December 31, 1996
-------------------------------------------------------------------


                                       Option Price
-------------------------------------------------------------------


Outstanding at beginning of
  period                               $4.25 - 4.88         14,000
Options vested during period                      -              -
Options exercised during period                            (10,000)
-------------------------------------------------------------------


Outstanding at end of period                  $4.88          4,000
-------------------------------------------------------------------

                                                 Guaranty Financial Corporation
                                                                 and Subsidiary

                                     Notes to Consolidated Financial Statements
                                                                    (continued)




14.   Stock Option
      Plan
      (continued)

Year Ended June 30,                                          1996       1995      1994
-----------------------------------------------------------------------------------------

                                        Option Price
-----------------------------------------------------------------------------------------

Outstanding at beginning of
  year                                      $4.25            13,600     24,000     16,000
Options vested during year               4.25 - 4.88          4,000      8,000      8,000
Options exercised during year            4.25 - 4.88         (3,600)   (18,400)       -
-----------------------------------------------------------------------------------------


Outstanding at end of year              $4.25 - 4.88         14,000     13,600     24,000
-----------------------------------------------------------------------------------------



15.   Employee Benefit
      Plans

Effective February 16, 1989, the Corporation adopted a 401(k) profit-sharing plan in which all employees are eligible to participate after one year of service and are at least twenty-one years of age. Participants may elect to contribute a percentage of their compensation to the plan. The Corporation may make contributions to the plan at its discretion. Corporation contributions are allocated to employee accounts using a systematic formula based on participant compensation. The Corporation contributed approximately $4,600, $5,800 and $4,700 to the plan for the years ended June 30, 1996, 1995 and 1994, respectively, and $5,500 for the six months ended December 31, 1996.

16.   Financial
      Instruments With
      Off-Balance-Sheet
      Risk

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

                                               Guaranty Financial Corporation
                                                               and Subsidiary

                                   Notes to Consolidated Financial Statements
                                                                  (continued)



16.   Financial
      Instruments With
      Off-Balance-Sheet
      Risk
      (continued)

Unless noted otherwise, the Corporation does not require collateral or other security to support financial instruments with credit risk.

                                                           Contract
                                                        Notional Amount
                                            December 31, 1996    June 30, 1996
                                           -----------------------------------


Financial instruments whose contract
  amounts represent credit risk
    Commitments to extend credit                $9,356,000       $9,300,000
    Standby letters of credit written              463,000          218,000

Financial instruments whose contract
  amount represent interest rate risk
    Forward commitment to purchase
      mortgage-backed securities                $6,054,000       $5,795,000

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

                                             Guaranty Financial Corporation
                                                             and Subsidiary

                                 Notes to Consolidated Financial Statements
                                                                (continued)



17.   Condensed
      Financial
      Information of the
      Corporation
      (Parent Company
      Only)

Condensed financial information is shown for the Parent Company only as follows:

                   Condensed Statements of Financial Condition

                                             December 31,         June 30,
                                                1996                1996
----------------------------------------------------------------------------


   Assets

Investment in the Bank, at equity           $6,657,155            $6,693,752
Cash                                            10,000                10,000
Prepaid expenses and other assets               90,680                68,979
----------------------------------------------------------------------------


                                            $6,757,835            $6,772,731
----------------------------------------------------------------------------



   Liabilities and Stockholders' Equity

Liabilities                                 $  182,086            $  144,400
----------------------------------------------------------------------------


Stockholders' Equity
  Common stock                               1,155,010             1,148,960
  Additional paid-in capital                 1,975,695             1,981,745
  Retained earnings                          3,445,044             3,497,626
----------------------------------------------------------------------------


Total stockholders' equity                   6,575,749             6,628,331
----------------------------------------------------------------------------


                                            $6,757,835            $6,772,731
----------------------------------------------------------------------------

                                                 Guaranty Financial Corporation
                                                                 and Subsidiary

                                     Notes to Consolidated Financial Statements
                                                                    (continued)



17.   Condensed
      Financial
      Information of the
      Corporation
      (Parent Company
      Only)
      (continued)

                      Condensed Statements of Operations
-------------------------------------------------------------------------------


                                               Six Months Ended    Year Ended
                                               December 31,         June 30,
                                                   1996               1996
-------------------------------------------------------------------------------


Income
  Dividends received from Bank                   $ 46,200             $ 10,000
-------------------------------------------------------------------------------


Total income                                       46,200               10,000
-------------------------------------------------------------------------------


Noninterest expenses                              (52,582)             (41,463)
-------------------------------------------------------------------------------


Loss before income tax benefit and
  equity in undistributed net income
  of the Bank                                      (6,382)             (31,463)
Income tax benefit                                     -                12,000
-------------------------------------------------------------------------------


(Income) loss before equity in undistributed
  net income of the Bank                           (6,382)             (19,463)
Equity in undistributed net income
  of the Bank                                          -               662,713
-------------------------------------------------------------------------------


Net income (loss)                                $ (6,382)            $643,250
-------------------------------------------------------------------------------

                                                Guaranty Financial Corporation
                                                                and Subsidiary

                                    Notes to Consolidated Financial Statements
                                                                   (continued)




17.   Condensed
      Financial
      Information of the
      Corporation
      (Parent Company
      Only)
      (continued)


                       Condensed Statements of Cash Flows
-------------------------------------------------------------------------------


                                        Six Months Ended             Year Ended
                                          December 31,                 June 30,
                                             1996                       1996
-------------------------------------------------------------------------------


Operating activities
  Net income (loss)                          $ (6,382)                 $643,250
  Adjustments
    Equity in income of the Savings Bank      (43,562)                 (672,713)
    (Increase) decrease in prepaid and
      other assets                            (21,701)                  (68,979)
    Increase in other liabilities              37,686                   144,400
    Other                                      33,959                       -
-------------------------------------------------------------------------------


Net cash provided by operating
  activities                                       -                     45,958
-------------------------------------------------------------------------------


Investing activities
  Dividends received from Savings Bank         46,200                    10,000
-------------------------------------------------------------------------------


Net cash provided by investing
  activities                                   46,200                    10,000
-------------------------------------------------------------------------------


Financing activities
  Cash dividends paid on common stock         (46,200)                  (45,958)
-------------------------------------------------------------------------------


Net cash absorbed by financing
  activities                                  (46,200)                  (45,958)
-------------------------------------------------------------------------------


Increase in cash                                   -                     10,000

Cash, beginning of period                      10,000                       -
-------------------------------------------------------------------------------


Cash, end of period                          $ 10,000                  $ 10,000
-------------------------------------------------------------------------------

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GUARANTY FINANCIAL CORPORATION



Date:  June 30, 1997                     By: /s/ Thomas P. Baker
                                            --------------------
                                            Thomas P. Baker
                                            President, Chief Executive Officer
                                            and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               Signature                                      Title                                 Date


          /s/ Thomas P. Baker               President, Chief Executive Officer                  July 09, 1997
-------------------------------------                  and Director
            Thomas P. Baker                     (Principal Executive Officer)

         /s/ Kathleen M. Focht             Chief Financial Officer, Vice President,             July 09, 1997
-------------------------------------         President and Secretary/Treasurer
           Kathleen M. Focht                     (Principal Financial and
                                                    Accounting Officer)

         /s/ Douglas E. Caton                        Chairman of the Board                      July 09, 1997
-------------------------------------
            Douglas E. Caton


          /s/ Harry N. Lewis                      Vice Chairman of the Board                    July 09, 1997
-------------------------------------
             Harry N. Lewis


       /s/ Charles R. Borchardt                            Director
-------------------------------------
          Charles R. Borchardt


                                                           Director
-------------------------------------
            Henry J. Browne


        /s/ Robert P. Englander                            Director                             July 09, 1997
-------------------------------------
          Robert P. Englander


           /s/ John R. Metz                                Director                             July 09, 1997
-------------------------------------
              John R. Metz


                                                           Director
-------------------------------------
           James R. Sipe, Jr.



                                                           Director
-------------------------------------
          Oscar W. Smith, Jr.
