Form 10QSB
period 1997-06-30
GUARANTY FINANCIAL CORP /VA/
filed 1997-08-14
CIK 919967

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

                 [ ] Transition Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

          For the transition period from ____________ to _____________

                        Commission file number: 33-76064

                         GUARANTY FINANCIAL CORPORATION
        (Exact Name of Small Business Issuer as Specified in its Charter)


                 Virginia                                  54-1786496
     (State or Other Jurisdiction of                    (I.R.S. Employer
      Incorporation or Organization)                  Identification No.)

                            1658 State Farm Boulevard
                         Charlottesville, Virginia 22911
                    (Address of Principle Executive Offices)

                                 (804) 970-1100
                (Issuer's Telephone Number, Including Area Code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                         Yes  __X__    No  _____

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          1,499,008 shares of common stock, par value $1.25 per share, outstanding as of July 23, 1997

                         GUARANTY FINANCIAL CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX
                                      -----

Part I.  Financial Information                                         Page No.
------------------------------                                         --------

Item 1   Financial Statements

         Consolidated Statements of Financial Condition
         as of June 30, 1997 and December 31, 1996                         3

         Consolidated Statements of Operations for the
         Three and Six Months Ended June 30, 1997 and 1996                 4

         Consolidated Statements of Cash Flows for the
         Three and Six Months Ended June 30, 1997 and 1996                 5

         Notes to Consolidated Financial Statements                        7

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               8

Part II.  Other Information
---------------------------

Item 1   Legal Proceedings                                                12

Item 2   Changes in Securities                                            12

Item 3   Defaults upon Senior Securities                                  12

Item 4   Submission of Matters to a Vote of Security Holders              12

Item 5   Other Information                                                12

Item 6   Exhibits and Reports on Form 8-K                                 12

         Signatures                                                       13

                         GUARANTY FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                       JUNE 30,          DECEMBER, 31
                                                         1997                 1996
                                                      ------------       ------------
ASSETS                                                          (Unaudited)
Cash and cash equivalents                                 $12,859             $6,076
Investment securities
   Held-to-maturity                                         2,998              3,157
   Available for sale                                      15,693                  0
   Trading                                                  1,009             16,736
Investment in FHLB stock at cost                              875              1,360
Loans receivable, net                                      87,974             81,270
Accrued interest receivable                                   763                671
Real estate owned                                               0                 51
Office properties and equipment, net                        5,902              4,946
Other assets                                                2,018              1,753
                                                      ------------       ------------
          Total assets                                   $130,091           $116,020
                                                      ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   NOW/MMDA accounts                                      $12,368            $10,300
   Savings accounts                                         5,758              4,777
   Certificates of deposit                                 80,996             66,324
                                                      ------------       ------------
                                                           99,122             81,401
Bonds payable                                               2,608              2,706
Advances from Federal Home Loan Bank                       15,000             17,500
Securities sold under agreement to repurchase                   -              6,681
Accrued interest payable                                       58                 61
Payments by borrowers for taxes and insurance                  76                106
Other liabilities                                           1,806                990
                                                      ------------       ------------
          Total liabilities                               118,670            109,445
                                                      ------------       ------------

STOCKHOLDERS' EQUITY
Preferred stock, par value $1 per share, 500,000
   shares authorized, none issued                               -                  -
Common stock, par value $1.25 per share,
   4,000,000 shares authorized, 1,499,008 and
   924,008 issued and outstanding                           1,874              1,155
Additional paid-in capital                                  5,728              1,975
Net unrealized gain (loss) on securities
    avaiable for sale                                          43                  -
Retained earnings                                           3,776              3,445
                                                      ------------       ------------
          Total stockholders' equity                       11,421              6,575
                                                      ------------       ------------
Total liabilities and stockholders' equity               $130,091           $116,020
                                                      ============       ============

                         GUARANTY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)


                                                Three Months Ended   Six Months Ended
                                                      June 30,           June 30,
                                              ---------------------  ------------------
                                                 1997        1996      1997     1996
                                              ----------- ---------  -------- ---------
                                                   (unaudited)         (unaudited)
Interest income
   Loans                                         $ 1,809   $ 1,679    $ 3,523   $ 3,302
   Mortgage-backed securities                        458       242        807       390
   Investment securities                             107       143        230       271
   Trading account assets                           --        --         --           2
                                                 -------   -------    -------   -------
Total interest income                              2,374     2,064      4,560     3,965
                                                 -------   -------    -------   -------

Interest expense
   Deposits                                        1,175       913      2,222     1,720
   Borrowings                                        362       439        723       928
                                                 -------   -------    -------   -------
Total interest expense                             1,537     1,352      2,945     2,648
                                                 -------   -------    -------   -------

Net interest income                                  837       712      1,615     1,317

Provision for loan losses                             46        31         46        46
                                                 -------   -------    -------   -------

Net interest income after provision
      for loan losses                                791       681      1,569     1,271

Other income
   Loan fees and servicing income                    128       123        288       257
   Gain (loss) on sale of loans and securities        72       (48)        76        91
   Gain on sale of purchased servicing               117      --          117      --
   Service fees on checking                           36        24         62        44
   Other                                              46        26         82        51
                                                 -------   -------    -------   -------
Total other income                                   399       125        625       443
                                                 -------   -------    -------   -------

Other expenses
   Personnel                                         421       275        783       524
   Occupancy                                         122        74        235       149
   Data processing                                    86        72        180       147
   Deposit insurance premiums                         28        42         56        89
   Other                                             229       120        426       272
                                                 -------   -------    -------   -------
Total other expenses                                 886       583      1,680     1,181
                                                 -------   -------    -------   -------

Income before income taxes                           304       223        514       533
                                                 -------   -------    -------   -------

Provision for income taxes                           106        70        183       186
                                                 -------   -------    -------   -------

Net income                                       $   198   $   153    $   331   $   347
                                                 =======   =======    =======   =======

Earnings per common share                        $  0.13   $  0.17    $  0.24   $  0.38
                                                 =======   =======    =======   =======

                         GUARANTY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1997 and 1996
                                 (In Thousands)

                                                                      1997       1996
                                                                      ----       ----

                                                                        (unaudited)
Operating Activities
     Net Income                                                    $    331    $    347
     Adjustments to reconcile net income to net cash provided
         (absorbed) by operating activities:
         Provision for loan losses                                       46          46
         Depreciation and amortization                                  151          53
         Amortization of deferred loan fees                              56          69
         Net amortization of premiums and accretion of discounts         11          64
         Loss (gain) on sale of loans                                   (46)       (178)
         Originations of loans held for sale                         (4,570)     (2,426)
         Proceeds from sale of loans                                  4,778       2,543
         Loss (gain) on sale of securities available for sale           (64)         (3)
         (Gain) loss on trading securities                               34          90
         Purchase of trading securities                             (26,102)    (48,316)
         Sales of trading securities                                 26,086      48,226
         (Gain) loss on sale of real estate owned                         1        --
         Changes in:
              Accrued interest receivable                               (92)        (78)
              Other assets                                             (214)        (60)
              Accrued interest payable                                   (3)         25
              Prepayments by borrowers for taxes and insurance          (30)         50
              Other liabilities                                         816         988
                                                                   --------    --------

Net cash provided (absorbed) by operating activities                  1,189       1,440
                                                                   --------    --------


Investing activities
     Net (increase) decrease in loans                                (6,870)     (7,166)
     Mortgage-backed securities principal repayments                    718         423
     Proceeds from sale of securities available for sale             15,270       8,615
     Purchase of securities available for sale                      (15,791)    (14,050)
     Redemption of FHLB stock                                           485          43
     Purchases of office properties and equipment                    (1,107)     (2,150)
                                                                   --------    --------

Net cash provided (absorbed) by investing activities                 (7,295)    (14,285)
                                                                   --------    --------


                         GUARANTY FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

                                                                             1997         1996
                                                                             ----         ----

                                                                                (unaudited)
Financing activities
     Net increase (decrease) in deposits                                      17,721      15,321
     Repayment of FHLB advances                                               (2,500)     (8,550)
     Increase (decrease) in securities sold under agreement to repurchase     (6,681)      6,104
     Proceeds from the issuance of common stock, net                           4,472        --
     Principal payments on bonds payable, including unapplied payments          (123)       (435)
                                                                            --------    --------

Net cash provided (absorbed) by financing activities                          12,889      12,440
                                                                            --------    --------

Increase (decrease) in cash and cash equivalents                               6,783        (405)
                                                                            --------    --------

Cash and cash equivalents, beginning of period                                 6,076       5,836
                                                                            --------    --------

Cash and cash equivalents, end of period                                    $ 12,859    $  5,431
                                                                            ========    ========


Supplemental Disclosure of Non-cash Investing Activities:

On January 1, 1997, securities with a carrying value of approximately $15.8 million were transferred from the trading account to the available for sale account.

                         GUARANTY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Six Months ended June 30, 1997 and 1996



Note 1  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Guaranty Financial Corporation ("the Corporation") and its wholly-owned subsidiaries, Guaranty Bank ("the Bank"), GMSC, Inc., which was organized as a financing subsidiary, and Guaranty Investments Corp., which was organized to sell insurance annuities and other non-traditional products. All material intercompany accounts and transactions have been eliminated in consolidation.

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

ITEM 2              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Charter Conversion

Effective the close of business on June 30, 1997, Guaranty Bank, the primary operating subsidiary of the Corporation, received final regulatory approval to convert from a federally-chartered savings association to a Virginia-chartered, federal reserve member commercial bank. Management believes that operating under a commercial bank charter will better suit the Bank's business plan than will the federal savings association charter.


Changes in Financial Condition

Deposit growth during the six months ended June 30, 1997 and the completion of a secondary offering of common stock in January 1997 enabled Guaranty to increase assets. Total assets increased by $14.1 million, or 12.1%, from $116.0 million at December 31, 1996 to $130.1 million at June 30, 1997. This deposit growth - all local funds - was primarily invested in loans and cash.

Cash and cash equivalents increased $6.8 million, or 111.6%, to $12.9 million at June 30, 1997 from $6.1 million at December 31, 1996. This increase in cash was due to the combination of increased deposits, principal payments received on investment securities, the sale of loans and the completion of a secondary offering of the Corporation's common stock in January 1997. Proceeds to the Corporation from the offering (net of offering expenses of approximately $280,000) were approximately $4.0 million.

Investment securities, at June 30, 1997, decreased $193 thousand, or 1%, to $19.7 million from $19.9 million at December 31, 1996. This decrease was primarily a result of principal repayments on mortgage-backed securities. At December 31, 1996, as a result of a combined federal and state examination relating to the conversion to a state chartered bank, Management reclassified $16.7 million of mortgage backed securities from the available for sale account to the trading account. These securities were subsequently transferred, based on management's intent, back to the available for sale account on January 1, 1997. Included in the investment portfolio are $3.0 million of mortgage-backed securities, classified as held to maturity, which collateralize the bonds payable, $15.7 million of GNMA and FHLMC mortgage-backed securities classified as available for sale, $1.0 million of United States Treasury Notes classified as trading.

Due to a mandatory stock redemption in March 1997, investment in Federal Home Loan Bank stock, a restricted security recorded at cost, decreased $485 thousand, or 35.6% from $1.4 million at December 31, 1996 to $875 thousand at June 30, 1997.

The loan portfolio consists primarily of mortgage loans, the majority of which are residential first mortgage loans. Of the $89.1 million of gross loans outstanding at June 30, 1997, approximately 74% represent residential first mortgages. Net loans were $87.9 million at June 30, 1997, an increase of $6.6 million, or 8.3%, from net loans of $81.3 million at December 31, 1996. This increase was primarily a result of increased loan origination's due to the general growth and expansion of the existing branch network during the past six months, market demand and the expanded commercial and consumer lending programs which were started in 1996. Increased origination's were partially offset by scheduled loan payments and the sale of approximately $4.8 million of fixed rate mortgage loans at a gain of $15 thousand.

Real estate owned of $51 thousand at December 31, 1996 was sold during the first quarter of 1997 at a loss of approximately $1 thousand. No real estate owned was held at June 30, 1997.

Deposits increased by $17.7 million, or 21.8%, between December 31, 1996 and June 30, 1997. The majority of the growth was in certificates of deposit, which increased $14.7 million, or 22.1%. This growth, comprised solely of local funds, is a reflection of continued marketing and the opening of a new branch on the east side of Charlottesville in December 1996.

Office properties and equipment increased $1.0 million, or 19.3%, since December 31, 1996. This increase was primarily due to the completion of the fifth retail branch office, which is located in Harrisonburg, Virginia, and improvements to the previously leased RIO Road branch and office building which was purchased in June 1996. All available space within the RIO Road building was 100% leased at June 30, 1997. The Harrisonburg branch opened to the public in May 1997.

Due to increased liquidity resulting from increased deposits and the completion of a secondary offering of common stock, management reduced the reliance on other borrowed funds during the second quarter of 1997. Advances from Federal Home Loan Bank decreased $2.5 million, or 14.2%, due to a scheduled maturity in February 1997.

Results of Operations

Net Income

Guaranty reported net income of $198 thousand and $153 thousand for the three month periods ended June 30, 1997 and 1996, respectively, and $331 thousand and $347 thousand for the six month periods ended June 30, 1997 and 1996, respectively. The increase in the second quarter is due primarily to increased net interest income and gain on sale of purchased servicing which was partially offset by additional costs relating to the opening of the fifth retail branch in Harrisonburg, Virginia. This branch opened to the public in May 1997. The decrease in earnings during the six month period ending June 30, 1997 compared to the same period in 1996 was due primarily to one-time costs relating to the successful conversion from a federally chartered savings association to a state chartered commercial bank which was partially offset by increased net interest income and gain on the sale of purchased servicing.


Net Interest Income

Net interest income increased by $125 thousand, or 17.6%, to $837 thousand for the three months ended June 30, 1997, compared to $712 thousand for the same period in 1996. Net interest income increased by $298 thousand, or 22.6%, to $1.62 million for the six months ended June 30, 1997 compared to $1.32 million in the same period in 1996. Average earning assets increased by $10.2 million to $112.0 million for the six months ended June 30, 1997, compared to an increase of $5.8 million to $93.7 million for the same period in 1996. The average rate earned also increased to 8.13% for the six months ended June 30, 1997 from 8.10% at December 31, 1996. The average rate earned was 8.18% at June 30, 1996. Average interest bearing liabilities also increased by $9.2 million to $119.9 million for the six months ended June 30, 1997 compared to an increase of $6.6 million to $92.1 million for the same period in 1996. Interest rate spread and net interest margin for the six month periods ending June 30, 1997 and 1996 were 2.74% and 2.87%, and 2.54% and 2.64%, respectively. The majority of this improvement in net interest income is due to the decrease in the rate paid on borrowed money. The average rate paid on FHLB advances and other borrowings decreased 114 basis point to 4.89% for the six months ended June 30, 1997 from 6.03% for the same period in 1996. This improvement in the average rate paid on borrowings was partially offset by the 28 basis point increase in the average rate paid on certificates of deposit. In addition , the average balance of certificates of deposit rose $19.6 million, or 39.8%, to $63.3 million in the six month period ending June 30, 1997 when compared to the same period in 1996.

Management expects the net interest margin to improve over the next twelve to twenty four months as the expanded commercial and consumer lending programs, which were begun in 1996, begin to impact the balance sheet and statement of operations. In addition, all newly originated fixed-rate mortgage loans are sold in the secondary market. Also, management anticipates that new commercial deposit accounts (checking, savings, money market accounts, etc.) will become available to new and existing customers in the third quarter of 1997. These types of deposit accounts should reduce the Corporations reliance on more costly borrowed money and certificates of deposits.


Provision for Loan Losses

Management analyzes the potential risk of loss on Guaranty's loan portfolio, given the loan balances and the value of the underlying collateral. The allowance for loan losses is reviewed monthly and is based on the loan classification system, which classifies problem loans as substandard, doubtful, or loss. Additional provisions are added when deemed necessary by management. Based on this evaluation, Guaranty recorded a provision of $46 thousand for the three months ended June 30, 1997, and a provision of $31 thousand for the same period in 1996. For the six month periods ended June 30, 1997 and 1996, Guaranty recorded a provision of $46 thousand. As of June 30 1997 the total allowance for loan losses amounted to $844 thousand.

Non-Interest Income

Non-interest income increased $274 thousand, or 219.2%, to $399 thousand for the three months ended June 30, 1997 from $125 thousand for the same period in 1996. Non-interest income increased by $182 thousand, or 41.1%, to $625 thousand for the six month period ended June 30, 1997 compared to the same period in 1996. The increase in both periods was primarily due to a $117 thousand gain on the sale of purchased servicing on loans secured by property which was outside of the Bank's principal market area.


Non-Interest Expense

Non-interest expense increased $303 thousand, or 51.9%, to $886 thousand for the three months ended June 30, 1997 compared to $583 thousand for the same period in 1996. Non-interest expense increased $499 thousand, or 42.3%, to $1.7 million for the six months ended June 30, 1997 compared to $1.2 million for the same period in 1996. Increases in both periods was primarily due to increased costs directly related to the opening of a combined branch and corporate headquarters on the east side in Charlottesville in December 1996, the opening of the Harrisonburg branch in May 1997, and one time costs associated with the successful conversion to a state bank effective June 30, 1997.

Income Tax Expense

Guaranty recognized income tax expense of $106 thousand for the three months ended June 30, 1997, compared to $70 thousand for the same period in 1996. Guaranty recognized income tax expense of $183 thousand for the six months ended June 30, 1997, compared to $186 thousand for the same period in 1996. Changes in tax expense between periods is primarily a result of changes in the level of taxable income.

Liquidity and Capital Resources

Liquidity is the ability to meet present and future financial obligations either through the sale of existing assets or through the acquisition of additional funds through asset and liability management. Guaranty's primary sources of funds are deposits, borrowings and amortization, prepayments and maturities of outstanding loans and securities. While scheduled payments from the amortization of loans and securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Excess funds are invested in overnight deposits to fund cash requirements experienced in the normal course of business. Guaranty has been able to generate sufficient cash through its deposits as well as through its borrowings. In connection with the conversion to a state chartered bank, Guaranty anticipates reducing its reliance on borrowings as a source of funds.

In January 1997, the Corporation completed a secondary offering of its common stock. Net proceeds to the Corporation from the offering were approximately $4.4 million.

Guaranty uses its sources of funds primarily to meet its on-going operating expenses, to pay deposit withdrawals and to fund loan commitments. At June 30, 1997, the total approved loan commitments outstanding amounted to $7.2 million. At the same date, commitments under unused lines of credit amounted to $4.1 million. Certificates of deposit scheduled to mature in one year or less at June 30, 1997 totaled $57.3 million. Management believes that a significant portion of maturing deposits will remain with Guaranty.

At June 30, 1997, Guaranty exceeded all regulatory capital requirements as shown in the following table.

                                                             Percent of
(Dollars in thousands)                         Amount      Adjusted Assets
                                              ----------------------------

Tangible Capital:
Reulatory capital                              $11,325               9.75%
Minimum capital requirement                      1,951               1.50%
Excess regulatory capital                      $ 9,374               8.25%

Core Capital:
Reulatory capital
Minimum capital requirement                    $11,325               9.75%
Excess regulatory capital                        3,903               3.00%
                                               $ 7,422               6.75%
Risk-based Capital:
Reulatory capital                              $12,053              21.34%
Minimum capital requirement                      5,157               8.00%
Excess regulatory capital                      $ 6,896              13.34%

Part II  Other Information


Item 1            Legal Proceedings
                           Not Applicable

Item 2            Changes in Securities
                           Not Applicable

Item 3            Defaults Upon Senior Securities
                           Not Applicable

Item 4            Submission of Matters to a Vote of Security Holders
                           Not Applicable

Item 5            Other Information
                           Not Applicable

Item 6            Exhibits and Reports on 8-K

                  (a)      Exhibits - None

                  (b)      Reports on Form 8-K:

                  In a report on Form 8-K dated May 14, 1997 and filed with the Commission on May 15, 1997, the Corporation announced that it would be changing from a fiscal year end June 30 to a calendar year in anticipation of the conversion of its
                  primary   operating   subsidiary,   Guaranty  Bank,  from  a
                  federally chartered savings association to a state chartered commercial bank. This conversion was approved effective June 30, 1997.

                                 SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   GUARANTY FINANCIAL CORPORATION




Date:   August 14, 1997               By: /s/ Thomas P. Baker
                                         --------------------------------------
                                          Thomas P. Baker
                                          President and Chief Executive Officer




Date:   August 14, 1997               By: /s/ Vincent B. McNelley
                                         --------------------------------------
                                          Vincent B. McNelley
                                          Senior Vice President and Chief
                                          Financial Officer