Form 10QSB
period 1997-09-30
GUARANTY FINANCIAL CORP /VA/
filed 1997-11-14
CIK 919967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended                                   Commission File No. 33-76064
September 30, 1997




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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

           As of October 29, 1997, 1,501,383 shares were outstanding.

                         GUARANTY FINANCIAL CORPORATION

                        QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX

Part I.  Financial Information                                         Page No.

Item 1   Financial Statements

         Consolidated Balance Sheets as of
         September  30, 1997 (unaudited) and December 31, 1996                 3

         Consolidated Statements of Operations for the Three and
         Nine Months Ended September 30, 1997 and 1996 (unaudited)             4

         Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 1997 and 1996 (unaudited)             5

         Notes to Consolidated Financial Statements                            7

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   8

Part II. Other Information

Item 1   Legal Proceedings                                                    13

Item 2   Changes in Securities                                                13

Item 3   Defaults upon Senior Securities                                      13

Item 4   Submission of Matters to a Vote of Security Holders                  13

Item 5   Other Information                                                    13

Item 6   Exhibits and Reports on Form 8-K                                     13

         Signatures                                                           14

                         GUARANTY FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1997            1996
                                                     ------------   ------------
ASSETS                                               (Unaudited)
Cash and cash equivalents                               $8,415          $6,076
Investment securities
  Held-to-maturity                                       2,948           3,157
  Available for sale                                    12,641               0
  Trading                                                    -          16,736
Investment in FHLB stock, at cost                          875           1,360
Investment in FRB stock, at cost                            72               -
Loans receivable, net                                   96,448          81,270
Accrued interest receivable                                914             671
Real estate owned                                           65              51
Office properties and equipment, net                     5,956           4,946
Other assets                                             1,397           1,753
                                                      ---------       --------
      Total assets                                    $129,731        $116,020
                                                      =========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
  NOW/MMDA accounts                                    $13,261         $10,300
  Savings accounts                                       5,907           4,777
  Certificates of deposit                               88,954          66,324
                                                      ---------       --------
                                                       108,122          81,401
Bonds payable                                            2,464           2,706
Advances from Federal Home Loan Bank                     5,500          17,500
Securities sold under agreement to repurchase                -           6,681
Accrued interest payable                                    65              61
Payments by borrowers for taxes and insurance              278             106
Other liabilities                                        1,775             990
                                                      ---------       --------
      Total liabilities                                118,204         109,445
                                                      ---------       --------

STOCKHOLDERS' EQUITY
Preferred stock, par value $1 per share, 500,000
  shares authorized, none issued                              -              -
Common stock, par value $1.25 per share,
  4,000,000 shares authorized, 1,501,383 and
  924,008 issued and outstanding                          1,877          1,155
Additional paid-in capital                                5,725          1,975
Net unrealized gain (loss) on securities
  available for sale                                         19              -
Retained earnings                                         3,906          3,445
                                                       ---------      --------
      Total stockholders' equity                         11,527          6,575
                                                       ---------      --------
Total liabilities and stockholders' equity             $129,731       $116,020
                                                       =========      ========

                         GUARANTY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)

                                                 Three Months Ended    Nine Months Ended
                                                    September 30,         September 30,
                                                 ------------------    ------------------
                                                   1997      1996        1997      1996
                                                 --------  --------    --------  --------
                                                    (unaudited)            (unaudited)
Interest income
  Loans                                          $ 1,950    $ 1,740    $ 5,472    $ 5,042
  Mortgage-backed securities                         133        283        927        673
  Other securities                                   368        136        611        407
  Trading account assets                              --         --         --          2
                                                 -------    -------    -------    -------
Total interest income                              2,451      2,159      7,010      6,124
                                                 -------    -------    -------    -------

Interest expense
  Deposits                                         1,320        968      3,541      2,688
  Borrowings                                         260        475        984      1,403
                                                 -------    -------    -------    -------
Total interest expense                             1,580      1,443      4,525      4,091
                                                 -------    -------    -------    -------

Net interest income                                  871        716      2,485      2,033

Provision for loan losses                             30         46         76         92
                                                 -------    -------    -------    -------

Net interest income after provision
    for loan losses                                  841        670      2,409      1,941

Other income
  Loan fees and servicing income                      92        149        319        406
  Gain (loss) on sale of loans and securities        395         68        471        159
  Gain on sale of purchased servicing                 --         --        117         --
  Service fees on checking                            39         25        160         69
  Other                                               53         32        138         83
                                                 -------    -------    -------    -------
Total other income                                   579        274      1,205        717
                                                 -------    -------    -------    -------

Other expenses
  Personnel                                          424        294      1,219        818
  Occupancy                                          212         58        555        207
  Data processing                                    108         76        275        223
  Deposit insurance premiums                          30         54         86        143
  BIF/SAIF premium disparity assessment               --        347         --        347
  Other                                              239        166        559        438
                                                 -------    -------    -------    -------
Total other expenses                               1,013        995      2,694      2,176
                                                 -------    -------    -------    -------

Income (loss) before income taxes                    407        (51)       920        482
                                                 -------    -------    -------    -------

Provision (loss) for income taxes                    141        (18)       324        168
                                                 -------    -------    -------    -------

Net income (loss)                                $   266    $   (33)   $   596    $   314
                                                 =======    =======    =======    =======

Earnings (loss) per common share                 $  0.18    $ (0.04)   $  0.41    $  0.34
                                                 -------    -------    -------    -------


                         GUARANTY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         Nine Months Ended September 30,
                                 (In Thousands)

                                                                           1997         1996
                                                                         --------     --------
                                                                              (unaudited)
Operating Activities
  Net Income                                                             $    596     $    314
  Adjustments to reconcile net income to net cash provided
    (absorbed) by operating activities:
    Provision for loan losses                                                  76           92
    Depreciation and amortization                                             248           85
    Gain on sale of purchased servicing                                      (117)          --
    Proceeds from the sale of purchased servicing, net                        374           --
    Amortization of deferred loan fees                                         69           99
    Net amortization of premiums and accretion of discounts                    87           95
    Loss (gain) on sale of loans                                             (182)        (255)
    Originations of loans held for sale                                    (8,085)      (6,790)
    Proceeds from sale of loans                                             8,267        6,914
    Loss (gain) on sale of securities available for sale                     (310)         (23)
    (Gain) loss on trading securities                                           9          118
    Purchase of trading securities                                        (42,259)     (72,381)
    Sales of trading securities                                            42,250       72,263
    (Gain) loss on sale of real estate owned                                    2            1
    Other, net                                                                764          (97)
    Changes in:
      Accrued interest receivable                                            (243)         (92)
      Other assets                                                            342          153
      Accrued interest payable                                                  4           (9)
      Prepayments by borrowers for taxes and insurance                        172          223
      Other liabilities                                                       785          239
                                                                         --------     --------

Net cash provided (absorbed) by operating activities                        2,849          949
                                                                         --------     --------

Investing activities
  Net (increase) decrease in loans                                        (15,185)      (9,276)
  Mortgage-backed securities principal repayments                           1,039          740
  Proceeds from sale of securities available for sale                      37,165       10,620
  Purchase of securities available for sale                               (34,921)     (17,990)
  Redemption of FHLB stock                                                    485           43
  Purchase of FRB stock                                                       (72)          --
  Purchases of office properties and equipment                             (1,258)      (2,497)
                                                                         --------     --------

Net cash provided (absorbed) by investing activities                      (12,747)     (18,360)
                                                                         --------     --------

                         GUARANTY FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

                                                                           1997         1996
                                                                         --------     --------
                                                                              (unaudited)
Financing activities
  Net increase (decrease) in deposits                                      26,721      19,289
  Proceeds from FHLB advances                                               3,500       5,000
  Repayment of FHLB advances                                              (15,500)     (8,550)
  Increase (decrease) in securities sold under agreement to repurchase     (6,681)      2,920
  Proceeds from the issuance of common stock, net                           4,472          --
  Principal payments on bonds payable, including unapplied payments          (275)       (604)
                                                                         --------    --------

Net cash provided (absorbed) by financing activities                       12,237      18,055
                                                                         --------    --------

Increase (decrease) in cash and cash equivalents                            2,339         644
                                                                         --------    --------

Cash and cash equivalents, beginning of period                              6,076       5,836
                                                                         --------    --------

Cash and cash equivalents, end of period                                 $  8,415    $  6,480
                                                                         ========    ========


Supplemental Disclosure of Non-cash Investing Activities:

On January 1, 1997, securities with a carrying value of approximately $15.8 million were transferred from the trading account to the available for sale account.

                         GUARANTY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Nine Months ended September 30, 1997 and 1996



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

Note 2  Basis of Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997 and 1996 and the results of operations and cash flows for the interim periods ending September 30, 1997 and 1996. All 1997 interim amounts are subject to year-end audit, and the results of operations for the interim periods is not necessarily indicative of the results of operations to be expected for the year.

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


New Branch Site

On October 21, 1997, Guaranty Bank received approval from the Bureau of Financial Institutions for the State of Virginia to establish a branch at the Lake Monticello Plaza in Fluvanna County, Virginia.


Changes in Financial Condition

Deposit growth during the nine months ended September 30, 1997 and the completion of a secondary offering of common stock in January 1997 enabled Guaranty to increase assets. Total assets increased by $13.7 million, or 11.8%, from $116.0 million at December 31, 1996 to $129.7 million at September 30, 1997. This deposit growth - all local funds - was used to reduce borrowings with the remaining amounts primarily invested in loans and cash at September 30, 1997.

Cash and cash equivalents increased $2.3 million, or 37.7%, to $8.4 million at September 30, 1997 from $6.1 million at December 31, 1996. This increase in cash was due to the combination of increased deposits, principal payments received on investment securities and loans, the sale of loans and the completion of a secondary offering of the Corporation's common stock in January 1997. Proceeds to the Corporation from the offering (net of offering expenses of approximately $280,000) were approximately $4.4 million.

Investment securities, at September 30, 1997, decreased $4.4 million, or 22.1%, to $15.5 million from $19.9 million at December 31, 1996. This decrease was primarily a result of principal repayments on mortgage-backed securities and the sale of securities to fund loan closings and the general operational needs of the Corporation. In addition, to reduce the Corporation's exposure to prepayment risk on mortgage-backed securities, the Corporation restructured its available for sale portfolio into corporate bonds from mortgage-backed securities during the quarter ended September 30, 1997.

Due to a mandatory stock redemption in March 1997, investment in Federal Home Loan Bank stock, a restricted security recorded at cost, decreased $485 thousand, or 35.6%, from $1.4 million at December 31, 1996 to $875 thousand at September 30, 1997.

The loan portfolio consists primarily of mortgage loans, the majority of which are residential first mortgage loans. Of the $97.5 million of gross loans outstanding at September 30, 1997, approximately 69.1% represent residential first mortgages. Net loans were $96.4 million at September 30, 1997, an increase of $15.1 million, or 18.6%, from net loans of $81.3 million at December 31, 1996. This increase was primarily a result of increased loan originations due to the general growth and expansion of the existing branch network during the past nine months, market demand and the expanded commercial and consumer lending programs which were started in 1996. Increased originations were partially offset by scheduled loan payments and the sale of approximately $8.1 million of fixed rate mortgage loans at a gain of $182 thousand.

Real estate owned of $51 thousand at December 31, 1996 was sold during the first quarter of 1997 at a loss of approximately $1 thousand. Other real estate owned at September 30, 1997 of approximately $65 thousand consisted of one single family residence acquired through foreclosure.

Deposits increased by $26.7 million, or 32.8%, between December 31, 1996 and September 30, 1997. The majority of the growth was in certificates of deposit, which increased $22.6 million, or 34.1%. This growth, comprised solely of local funds, is a reflection of continued marketing and the opening of a new branch on the east side of Charlottesville in December 1996 and in Harrisonburg Virginia in May 1997. Management has recently instituted expanded programs to attract commercial checking accounts and other retail demand deposit accounts to reduce the Corporation's reliance on time deposits, which were used as a primary funding source when the bank operated as a savings and loan. However, there is no assurance that these programs will be successful or if successful, will reduce the Corporation's reliance on time deposits as a source of funds.

Office properties and equipment increased $1.1 million, or 22.4%, since December 31, 1996. This increase was primarily due to the completion of the fifth retail branch office, which is located in Harrisonburg, Virginia, and improvements to the previously leased RIO Road branch and office building which was purchased in June 1996. All available space within the RIO Road building was leased at June 30, 1997. The Harrisonburg branch opened to the public in May 1997.

Due to increased liquidity resulting from increased deposits and the completion of a secondary offering of common stock, management reduced the reliance on other borrowed funds during the nine months ended September 30, 1997. Advances from Federal Home Loan Bank decreased $12.0 million, or 68.6%, due to scheduled maturities and early prepayment of FHLB advances which resulted in one time prepayment penalties of approximately $45 thousand which are included in other expenses in the consolidated financial statements. No securities sold under agreements to repurchase were outstanding at September 30, 1997, compared to $6.6 million at December 31, 1996.


Results of Operations

Net Income

Guaranty reported net income of $266 thousand, or $.18 per share, for the quarter ended September 30, 1997 compared to a loss of $33 thousand, or $.04 per share, for the same period in 1996. This increase was primarily a result of improved net interest margin and increased gains on the sale of loans and securities resulting from a favorable interest rate environment during the first nine months of 1997. In addition, Guaranty incurred a one-time special assessment of approximately $347 thousand to recapitalize the SAIF during the third quarter of 1996. Net income was $596 thousand, or $.41 per share, for the nine months ended September 30, 1997, up 90% from the $314 thousand, or $.34 per share, earned during the same period in 1996. This increase was primarily a result of increased net interest income and gains on the sale of loans and securities which were partially offset by additional costs relating to the opening of the Harrisonburg branch in May 1997 and one-time costs associated with the conversion from a federally chartered savings and loan to a state chartered bank effective the close of business on June 30, 1997.

Net Interest Income

Net interest income increased by $155 thousand, or 21.6%, to $871 thousand for the three months ended September 30, 1997, compared to $716 thousand for the same period in 1996. Net interest income increased by $452 thousand, or 22.2%, to $2.49 million for the nine months ended September 30, 1997 compared to $2.03 million in the same period in 1996. Average earning assets increased by $15.3 million to $117.1 million for the nine months ended September 30, 1997, compared to an increase of $13.6 million to $99.1 million for the same period in 1996. The average rate earned decreased to 7.99% for the nine months ended September 30, 1997 from 8.71% during the same period in 1996. Average interest bearing liabilities increased by $13.9 million to $114.1 million for the nine months ended September 30, 1997 compared to an increase of $10.2 million to $95.7 million for the same period in 1996. The average cost of interest bearing liabilities decreased to 5.29% for the nine months ended September 30, 1997 from 6.03% during the same period in 1996. Interest rate spread and net interest margin for the nine month periods ending September 30, 1997 and 1996 were 2.70% and 2.83%, and 2.69% and 2.89%, respectively. The increase in average earning assets was primarily attributed to loan growth while the increase in average interest bearing deposits was primarily attributed to growth in time deposits.

Management expects the net interest margin to improve over the next twelve to twenty four months as the expanded commercial and consumer lending programs, which were begun in 1996, begin to impact the balance sheet and statement of operations. In addition, all newly originated fixed-rate mortgage loans are sold in the secondary market. Also, management has recently implemented expanded programs to attract commercial checking account and other retail demand deposit accounts to reduce the Corporation's reliance on non core time deposits, which were used as a primary funding source when the bank operated as a savings and loan. However, there is no assurance that these programs will be successful or if successful, will reduce the Corporation's reliance on time deposits as of source of funds.


Provision for Loan Losses

Management analyzes the potential risk of loss on Guaranty's loan portfolio, given the loan balances and the value of the underlying collateral. The allowance for loan losses is reviewed monthly and is based on the loan classification system, which classifies problem loans as substandard, doubtful, or loss. Additional provisions are added when deemed necessary by management. Based on this evaluation, Guaranty recorded a provision of $30 thousand for the three months ended September 30, 1997, compared to a provision of $46 thousand for the same period in 1996. For the nine month periods ended September 30, 1997 and 1996, Guaranty recorded a provision of $76 thousand and $92 thousand, respectively. As of September 30, 1997, the total allowance for loan losses amounted to $902 thousand, or .9% of gross loans outstanding.


Non-Interest Income

Non-interest income increased $305 thousand, or 111.3%, to $579 thousand for the three months ended September 30, 1997 from $274 thousand for the same period in 1996. Non-interest income increased by $488 thousand, or 68.1%, to $1.2 million for the nine month period ended September 30, 1997 from $717 for the same period in 1996. The primary reason for the increase in both periods was increased gains on the sale of loans and securities as a result of a favorable interest rate environment during the third quarter of 1997. Gains on the sale of loans and securities increased $312 thousand, or 196.2%, to $471 thousand for the nine month period ended September 30, 1997 from $159 thousand for the same period in 1996. In addition, during June 1997, the Corporation recorded a gain of $117 on the sale of purchased servicing relating to loans secured by property which was outside of the Bank's principal market area.

Non-Interest Expense

Non-interest expense increased $18 thousand, or 1.8%, to $1.01 million for the nine months ended September 30, 1997 compared to $995 thousand for the same period in 1996. Non-interest expense increased $518 thousand, or 23.8%, to $2.7 million for the nine months ended September 30, 1997 compared to $2.2 million for the same period in 1996. Excluding the one time charge to recapitalize the SAIF during 1996, increases in both periods were primarily due to increased costs directly related to the opening of a combined branch and corporate headquarters on the east side in Charlottesville in December 1996, the opening of the Harrisonburg branch in May 1997, and one time costs associated with the successful conversion to a state bank effective June 30, 1997.


Income Tax Expense

Guaranty recognized income tax expense of $141 thousand for the three months ended September 30, 1997, compared to an income tax benefit of $51 thousand for the same period in 1996. Guaranty recognized income tax expense of $324 thousand for the nine months ended September 30, 1997, compared to $168 thousand for the same period in 1996. Changes in tax expense between periods is primarily a result of changes in the level of taxable income.


Liquidity and Capital Resources

Liquidity is the ability to meet present and future financial obligations either through the sale of existing assets or through the acquisition of additional funds through asset and liability management. Guaranty's primary sources of funds are deposits, borrowings and amortization, prepayments and maturities of outstanding loans and securities. While scheduled payments from the amortization of loans and securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Excess funds are invested in overnight deposits to fund cash requirements experienced in the normal course of business. Guaranty has been able to generate sufficient cash through its deposits as well as through its borrowings. In connection with the conversion to a state chartered bank, Guaranty anticipates reducing its reliance on borrowings and time deposits as a source of funds.

In January 1997, the Corporation completed a secondary offering of its common stock. Net proceeds to the Corporation from the offering were approximately $4.4 million.

On September 25, 1997, Guaranty declared a quarterly dividend of $.03 per share payable on November 1, 1997 to holders of record as of October 15, 1997.

Guaranty uses its sources of funds primarily to meet its on-going operating expenses, to pay deposit withdrawals and to fund loan commitments. At September 30, 1997, the total approved loan commitments outstanding amounted to $14.7 million. At the same date, commitments under unused lines of credit amounted to $8.2 million. Certificates of deposit scheduled to mature in one year or less at September 30, 1997 totaled $76.3 million. Management believes that a significant portion of maturing deposits will remain with Guaranty.

At September 30, 1997, Guaranty exceeded all regulatory capital requirements as shown in the following table.


                                              Regulatory Requirement
                                           ----------------------------
                                              Well        Adequately
(Dollars in thousands)           Actual    Capitalized    Capitalized
                               ----------------------------------------

Tier 1 Risk Based Capital        13.56%       6.00%          4.00%
Total Risk Based Capital         14.62%      10.00%          8.00%
Tier 1 Leverage Ratio:            9.38%       5.00%          4.00%

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

            (b)   Reports - None

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     GUARANTY FINANCIAL CORPORATION




Date: November 10, 1997                 By: /s/ Thomas P. Baker
                                           ----------------------------
                                           Thomas P. Baker
                                           President and Chief Executive Officer



Date: November 10, 1997                 By: /s/ Vincent B. McNelley
                                           ----------------------------
                                           Vincent B. McNelley
                                           Senior Vice President and
                                           Chief Financial Officer