Form 10KSB
period 1997-12-31
GUARANTY FINANCIAL CORP /VA/
filed 1998-04-15
CIK 919967

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                         Commission file number 0-18265

                         GUARANTY FINANCIAL CORPORATION
                 (Name of Small Business Issuer in its Charter)

                Virginia                                    54-1786496
      (State or Other Jurisdiction                       (I.R.S. Employer
           of Incorporation)                           Identification No.)

       1658 State Farm Boulevard                              22911
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
                                                             Yes  X    No
                                                                -----    -----

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's gross income for its most recent fiscal year was $11,393,000.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the average of the closing bid and asked prices of such stock as of December 31, 1997 was approximately $5,107,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         The number of shares outstanding of Common Stock as of December 31, 1997 was 1,501,383.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-KSB - Proxy Statement for the 1998 Annual Meeting of Stockholders.

                                TABLE OF CONTENTS

                                     PART I

                                                                            Page

ITEM 1.  DESCRIPTION OF BUSINESS.............................................  3

ITEM 2.  DESCRIPTION OF PROPERTY............................................. 11

ITEM 3.  LEGAL PROCEEDINGS................................................... 11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
           OF SECURITY HOLDERS............................................... 11

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS............................................... 12

ITEM 6.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATION................................ 12

ITEM 7.  FINANCIAL STATEMENTS................................................ 38

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE............................ 38

                                    PART III

ITEM  9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
           CONTROL PERSONS; COMPLIANCE WITH SECTION
           16(a) OF THE EXCHANGE ACT......................................... 38

ITEM 10. EXECUTIVE COMPENSATION.............................................. 39

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT............................................. 39

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................... 39

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.............................. 39

                                     PART I

Item 1.        Description of Business.

General

         Guaranty Financial Corporation ("Guaranty") is a Virginia corporation which was organized in 1995 for the purpose of becoming the holding company of the Bank. The Bank is a Virginia state chartered bank which began business in February 1981 and is headquartered in Charlottesville, Virginia.

         Effective December 29, 1995, Guaranty acquired all of the issued and outstanding standing shares of Common Stock of the Bank. The principal asset of Guaranty is the outstanding stock of the Bank, its wholly owned subsidiary. Guaranty presently has no separate operations and its business consists only of the business of the Bank. All references to Guaranty, unless otherwise indicated, at or before December 29, 1995, refer to the Bank and its subsidiaries on a consolidated basis. Guaranty's Common Stock is quoted on The Nasdaq National Market System under the symbol "GSLC".

         Guaranty's principal business activities are attracting checking and savings deposits from the general public through its retail banking offices and originating, servicing, investing in and selling loans. Of Guaranty's $107.6 million of gross loans outstanding at December 31, 1997, 61.3% represented residential first mortgages. Guaranty also lends funds to retail banking customers by means of home equity, installment loans, and, to a lesser extent, originates loans secured by commercial property and multi-family dwellings. Guaranty has recently begun to offer consumer loans and government-insured and conventional small business loans. Guaranty invests in certain United States government and agency obligations and other investments permitted by applicable laws and regulations.

         Guaranty's main office is located at 1658 State Farm Boulevard, Charlottesville, Virginia 22911 and the telephone number is (804) 970-1100.

Market Area

         Guaranty is the only independent community banking organization headquartered in, or even with an office in, Charlottesville or Albemarle County, Virginia. This area had a collective population of approximately 108,000 in 1990 according to census figures, is located in central Virginia 110 miles southwest of Washington, D.C. and 70 miles west of Richmond, Virginia, and includes the University of Virginia, the area's largest employer. Guaranty operates five full service retail branches, which serve Charlottesville, Albemarle County, and Harrisonburg, Virginia.

Competition

         Guaranty faces strong competition both in originating real estate loans and in attracting deposits. Competition in originating real estate loans comes primarily from commercial banks and mortgage bankers who also make loans secured by real estate located in the Bank's market area. The Bank competes for real estate loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

         Guaranty faces substantial competition in attracting deposits from commercial banks, money market and mutual funds, credit unions and other investment vehicles. The ability of Guaranty to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk and other factors. Guaranty competes for these deposits by offering a variety of deposit products at competitive rates and convenient business hours.

         Guaranty operates in a highly competitive environment, competing for deposits and loans with commercial banks and other financial institutions, many of which possess substantially greater financial resources than those available to Guaranty. Certain of these institutions have significantly higher lending limits than Guaranty. In addition, there can be no assurance that other financial institutions, with substantially greater resources than Guaranty, will not establish operations in Guaranty's service area.

Credit Policies

         The principal risk associated with each of the categories of loans in Guaranty's portfolio is the creditworthiness of its borrowers. Within each category, such risk is increased or decreased, depending on prevailing economic conditions. In an effort to manage the risk, Guaranty's policy gives loan amount approval limits to individual loan officers based on their level of experience. The risk associated with real estate mortgage loans and consumer loans varies, based on employment levels, consumer confidence, fluctuations in the value of real estate and other conditions that affect the ability of borrowers to repay indebtedness. The risk associated with real estate construction loans varies, based on the supply and demand for the type of real estate under construction.

         Guaranty has written policies and procedures to help manage credit risk. The loan portfolio is managed under a specifically defined credit process. This process includes formulation of portfolio management strategy, guidelines for underwriting standards and risk assessment, procedures for ongoing identification and management of credit deterioration, and regular portfolio reviews to establish loss exposure and to ascertain compliance with Guaranty's policies.

         Guaranty uses a Management Loan Committee and Directors Loan Committee to approve loans. The Management Loan Committee, which consists of the President and two additional loan underwriters, meets as necessary to review all loan applications. A Directors Loan Committee, which currently consists of all directors, approves loans in excess of $500,000 that have been previously approved by the Management Loan Committee. Guaranty's President is responsible for reporting to the Directors Loan Committee monthly on the activities of the Management Loan Committee and on the status of various delinquent and non-performing loans. The Directors Loan Committee also reviews lending policies proposed by Management.

         Residential loan originations come primarily from walk-in customers, real estate brokers and builders. Commercial real estate loan originations are obtained through broker referrals, direct solicitation of developers and continued business from customers. All completed loan applications are reviewed by Guaranty's salaried loan officers. As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant. If commercial real estate is involved, information is also obtained concerning cash flow after debt service. Loan quality is analyzed based on the Bank's experience and guidelines with respect to credit underwriting, as well as the guidelines issued by the Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and other purchasers of loans, depending on the type of loan involved. The non-conforming one- to four-family adjustable-rate mortgage loans originated by Guaranty, however, are not readily salable in the secondary market because they do not meet all of the secondary marketing guidelines. These loans are evaluated by the loan committee for "overall" merit and will not exceed an 80% loan to value ratio. Real estate is appraised by independent fee appraisers who have been pre-approved by the

Board of Directors. Loans are submitted to the underwriting department for review. All conforming loans including HUD/FHA, VA and applicable VHDA loans are underwritten and acted upon within loan administration requiring two signatures of approval.

         In the normal course of business, Guaranty makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its annual financial statements, including commitments to extend credit. At December 31, 1997, commitments to extend credit totaled $16.6 million.

One- to Four-Family Residential Real Estate Lending

         Guaranty's primary lending program has been the origination of loans secured by one- to four-family residences, all of which have been located in its market area. Guaranty evaluates both the borrower's ability to make principal and interest payments and the value of the property that will secure the loan. Federal law permits Guaranty to make loans in amounts of up to 100% of the appraised value of the underlying real estate. Loans are made with a loan to value up to 95% for conventional mortgage loans and up to 100% for loans guaranteed by either the Federal Housing Authority ("FHA") or the Veterans Administration ("VA"). For conventional loans in excess of 80% loan to value, private mortgage insurance is secured insuring the mortgage loans to 75% loan to value. In addition to fixed rate mortgage loans, Guaranty makes adjustable rate mortgages with the primary loan indexed to the one year treasury. Generally if the loans are not made to credit standards of FHLMC, additional fees and rate are charged. If the loan to value exceeds 80%, private mortgage insurance is generally secured.

         Although, due to competitive market pressures, the Bank does originate fixed-rate mortgage loans, it currently underwrites and documents all such loans to permit their sale in the secondary mortgage market. At December 31, 1997, $26.5 million, or 24.6%, of Guaranty's loan portfolio consisted of fixed-rate mortgage loans.

         Guaranty's current one- to four-family residential adjustable-rate mortgage loans ("ARMs") have interest rates that adjust every year, generally in accordance with the rates on one-year U.S. Treasury Bills. Guaranty's ARMs generally limit interest rate increases to 2% each rate adjustment period and have an established ceiling rate at the time the loans are made of up to 6% over the original interest rate. Borrowers are qualified at the first year interest rate plus 2%. To compete with other lenders in its market area, Guaranty makes one-year ARMs at interest rates which, for the first year, are below the index rate which would otherwise apply to these loans. At December 31, 1997, $39.1 million, or 36.3%, of Guaranty's loan portfolio consisted of ARMs. There are unquantifiable risks resulting from potential increased costs to the borrower as a result of repricing. It is possible, therefore, that during periods of rising interest rates, the risk of defaults on ARMs may increase due to the upward adjustment of interest costs to borrowers.

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

Construction Lending

         Guaranty makes local construction loans, primarily residential and lot loans. The construction loans are secured by the property for which the loan was obtained. At December 31, 1997, construction and land loans outstanding were $18.4 million, or 17.1%, of gross loans. The average life of a construction loan is approximately nine months and they reprice daily to meet the market, normally prime plus two percent. Because the interest charged on these loans floats with the market, they help Guaranty in managing its interest rate risk. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of the home under construction, which is of uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To minimize the risks associated with construction lending, Guaranty limits loan amounts to 80.0% of appraised value, in addition to its usual credit analysis of its borrowers. Guaranty also obtains a first lien on the security property as security for its construction loans.

Commercial Real Estate Lending

         Guaranty also originates commercial real estate loans. These loans are secured by various types of commercial real estate, including multi-family residential buildings, commercial buildings and offices, small shopping centers and churches. At December 31, 1997, commercial real estate aggregated $16.6 million or 15.5% of Guaranty's gross loans. Guaranty's commercial real estate loans have been made at interest rates that adjust based on yields for one-year U.S. Treasury securities, with a 2% annual cap on rate adjustments and a 6% cap on interest rates over the life of the loan. Beginning in September 1996, the interests rates on commercial real estate loans, in most cases, have been tied to the prime lending rate. Typically, Guaranty charges fees ranging from 1% to 2% on these loans. Commercial real estate loans made by Guaranty generally amortize over 15 to 25 years and may have a call provision of 3 or 5 years. Guaranty's commercial real estate loans are secured by properties in its market area.

         In its underwriting of commercial real estate, Guaranty may lend, under federal regulation, up to 100% of the security property's appraised value, although Guaranty's loan to original appraised value ratio on such properties is 80% or less in most cases. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy generally. Guaranty's commercial real estate loan underwriting criteria require an examination of debt service coverage ratios, the borrower's creditworthiness and prior credit history and reputation, and Guaranty generally requires personal guarantees or endorsements of borrowers. Guaranty also carefully considers the location of the security property.

Consumer Lending

         Guaranty offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, share loans, automobile loans, deposit account loans, installment and demand loans, letters of credit, and home equity loans. At December 31, 1997, Guaranty had consumer loans of $7.0 million or 6.5% of gross loans. During 1997, Guaranty increased its level of consumer loans. Such loans were generally made to customers with which Guaranty had an pre-existing relationships and were generally in amounts of under $75,000. Guaranty originates all of its consumer loans in its market area and intends to continue its consumer lending in this geographic area.

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

         During 1997, Guaranty began offering all types of consumer loans due to its improved capital position. Generally these loans provide higher yields than one-to-four-family mortgages.

Commercial Loans

         In July 1996, Guaranty began making commercial loans to qualified small businesses in its market area. Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have commensurately higher yields. To manage these risks, Guaranty generally secures appropriate collateral and carefully monitors the financial condition of its business borrowers.
Residential mortgage loans generally are made on the basis of the borrower's ability to make repayment from his employment and other income and are secured by real estate whose value tends to be easily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower's ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral for commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate. Guaranty has a credit review and monitoring system to regularly review the cash flow of commercial borrowers.

Employees

         At December 31, 1997, Guaranty had the equivalent of 64 full-time employees, and currently has 65 full-time employees. None of Guaranty's employees is represented by any collective bargaining unit.

Supervision and Regulation

         The discussion below is only a summary of the principal laws and regulations that comprise the regulatory framework applicable to Guaranty and the Bank. The descriptions of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, do not purport to be complete and are qualified in their entirety by reference to applicable laws and regulations.

         As a bank holding company, Guaranty is subject to regulation under the Bank Holding Company Act of 1956 (as amended, the "BHCA") and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any additional bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve Board. The BHCA also generally limits the activities of a bank holding company to that of banking, managing or controlling banks, or any other activity which is determined to be so closely related to banking or to managing or controlling banks that an exception is allowed for those activities.

         As a state-chartered bank, the Bank is subject to regulation, supervision and examination by the Virginia State Corporation Commission's Bureau of Financial Institutions (the "Virginia SCC"). The Bank is also subject to regulation, supervision and examination by the Federal Reserve Board and the Federal Deposit Insurance Corporation (the "FDIC"). State and federal law also govern the activities in which the Bank may engage, the investments it may make and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect the Bank's operations.

         The earnings of the Bank, and therefore the earnings of Guaranty, are affected by general economic conditions, management policies and the legislative and governmental actions of various regulatory authorities, including those referred to above. The following description summarizes some of the state and federal laws to which Guaranty and the Bank are subject.

         The Virginia SCC and the Federal Reserve Bank of Richmond conduct regular examinations of the Bank, reviewing such matters as the adequacy of loan loss reserves, quality of loans and investments, management practices, compliance with laws, and other aspects of their operations. In addition to these regular examinations, the Bank must furnish the Virginia SCC and the Federal Reserve with periodic reports containing a full and accurate statement of its affairs. Supervision, regulation and examination of banks by these agencies are intended primarily for the protection of depositors rather than shareholders.

         Insurance of Accounts, Assessments and Regulation by the FDIC. The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law. The deposits of the Bank are subject to the deposit insurance assessments of the Bank Insurance Fund ("BIF") of the FDIC.

         For the semi-annual period beginning January 1, 1998, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. However, because the legislation enacted in 1996 requires that both Savings Association Insurance Fund ("SAIF") insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"), the FDIC is assessing BIF-insured deposits an additional 1.30 basis points per $100 of deposits to cover those obligations.

         The FDIC is authorized to prohibit any BIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund. Also, the FDIC may initiate enforcement actions against banks, after first giving the institution's primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the Bank's deposit insurance.

         Capital. The Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations they supervise. Under the risk-based capital requirements, Guaranty and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit), of 8%. At least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles ("Tier 1 capital"). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance ("Tier 2 capital" and, together with Tier 1 capital, "total capital"). At December 31, 1997, Guaranty's Tier 1 capital and total capital ratios were 14.29% and 15.42%, respectively.

         In addition, each of the Federal bank regulatory agencies have established minimum leverage capital ratio requirements for banking organizations. These requirements provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% for banks and bank holding companies that meet certain specified criteria. All other banks and bank holding companies will generally be required to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum. Guaranty's leverage ratio at December 31, 1997 was 9.34%.

         The risk-based capital standards of the Federal Reserve Board explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy. The capital guidelines also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a bank's capital adequacy. The Federal Reserve Board also has recently issued additional capital guidelines for bank holding companies that engage in certain trading activities.

         Other Safety and Soundness Regulations. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution becomes in danger of default or is in default. For example, under a policy of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise. In addition, the "cross-guarantee" provisions of Federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the SAIF or the BIF as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the SAIF or the BIF or both. The FDIC's claim for reimbursement is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution.

         The Federal banking agencies also have broad powers under current Federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. As of December 31, 1997, Guaranty and the Bank were classified as well-capitalized.

         State regulatory authorities also have broad enforcement powers over the Bank, including the power to impose fines and other civil and criminal penalties, and to appoint a receiver in order to conserve the assets of any such institution for the benefit of depositors and other creditors.

         Payment of Dividends. Guaranty is a legal entity separate and distinct from the Bank. Virtually all of the revenues of Guaranty result from dividends paid to Guaranty by the Bank. The Bank also is subject to state laws that limit the amount of dividends it can pay. In addition, both Guaranty and the Bank are subject to various general regulatory policies relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The Federal Reserve Board has indicated that banking organizations should generally pay dividends only if (1) the organization's net income available to common shareholders over the past year has been sufficient to fund fully the dividends and (2) the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. Guaranty does not expect that any of these laws, regulations or policies will materially impact the ability of the Bank to pay dividends.

         Community Reinvestment. The requirements of the Community Reinvestment Act ("CRA") are also applicable to the Bank. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution's efforts in meeting community credit needs currently are evaluated as part of the examination process pursuant to twelve assessment factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. To the best knowledge of the Bank, it is meeting its obligations under the CRA. The Bank's CRA rating is "satisfactory".

         Interstate Banking and Branching. Current Federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Effective June 1, 1997, a bank headquartered in one state will be authorized to merge with a bank headquartered in another state, as long as neither of the states has opted out of such interstate merger authority prior to such date. States are authorized to enact laws permitting such interstate bank merger transactions prior to June 1, 1997, as well as authorizing a bank to establish "de novo" interstate branches. Virginia has enacted early "opt in" laws, permitting interstate bank merger transactions. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable Federal or state law.

         Economic and Monetary Polices. The operations of Guaranty are affected not only by general economic conditions, but also by the economic and monetary policies of various regulatory authorities. In particular, the Federal Reserve regulates money, credit and interest rates in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of loans, investments and deposits and affect interest rates charged on loans or paid for time and savings deposits. Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.


Item 2.        Description of Property.

         Guaranty's current principal office opened in December 1996 and is located at 1658 State Farm Boulevard, Charlottesville, Virginia.

         Guaranty has operated an office on Seminole Trail in Charlottesville since 1983. Guaranty purchased this office in June 1996 at a cost of $1.15 million.

         Guaranty has operated a branch in downtown Charlottesville since 1981, and has operated its current Main Street location since 1992. The current lease expires in 2002, subject to Guaranty's right to renew for three additional five year periods under certain circumstances. Guaranty has operated a branch in Charlottesville near the University of Virginia since 1985, including the Arlington Boulevard branch that opened in 1994. The current lease for this branch expires in 1999, subject to Guaranty's right to renew for three additional five year periods.

         In December 1996, Guaranty opened a new main office, operations center and fourth retail branch in the Pantops area in Albemarle County, just east of Charlottesville. Guaranty also opened a branch in Harrisonburg, Virginia in May 1997.


Item 3.        Legal Proceedings.

         In the course of its operations, Guaranty is a party to various legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on Guaranty's business, financial position, or results of operations.


Item 4.        Submission of Matters to a Vote of Security Holders.

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of Guaranty.

                                     PART II

Item 5.        Market for Common Equity and Related Stockholder Matters.

         Guaranty's Common Stock has been listed on the Nasdaq National Market under the symbol "GSLC" since June 1997. From June 1995 to June 1997, the Common Stock had been listed on the Nasdaq SmallCap Market. The following table sets forth, for the quarters indicated, the high and low sales prices for Guaranty's Common Stock and per share dividends for the periods indicated. All prices and dividends are adjusted for a two-for-one stock split effective in November 1996.

                           Market Price and Dividends

                                                            Sales Price ($)            Dividends ($)
                                                            ---------------            -------------

                                                          High          Low
Fiscal Year Ended June 30, 1996:
         1st quarter                                      7.375         6.375                -
         2nd quarter                                      7.75          7.00                 -
         3rd quarter                                      8.50          7.25                 -
         4th quarter                                      8.50          7.50               .05
Transition Period Ended December 31, 1996:
         July 1 through September 30                      9.25          7.25                 -
         October 1 through December 31                    9.50          8.25               .05
Fiscal Year Ended December 31, 1997:
         1st quarter                                     11.00          8.25                 -
         2nd quarter                                     11.00          9.25               .06
         3rd quarter                                     12.75         10.00               .03
         4th quarter                                     15.25         10.75               .03

_______________________

         During the third quarter of 1997, Guaranty decided to begin paying dividends on a quarterly basis. However, the final determination of the timing, amount and payment of dividends on Guaranty's Common Stock is at the discretion of Guaranty's Board of Directors and will depend upon the earnings of Guaranty and its subsidiaries, principally the Bank, the financial condition of Guaranty and other factors, including general economic conditions and applicable governmental regulations and policies.

         Guaranty is a legal entity separate and distinct from its subsidiaries, and its revenues depend primarily on the payment of dividends from the Bank. The Bank is subject to certain legal restrictions on the amount of dividends it is permitted to pay to Guaranty. At December 31, 1997, the Bank had available for distribution as dividends to Guaranty approximately $1.7 million.

         As of December 31, 1997, Guaranty has approximately 1,288 shareholders of record.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         The following commentary discusses major components of Guaranty's business and presents an overview of its consolidated financial position and results of operations at and for the fiscal year ended

December 31, 1997, the six months ended December 31, 1996 and the fiscal years ended June 30, 1996 and 1995. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information presented elsewhere in this report. All income statement data for calendar year 1996 are unaudited.

         Guaranty is not aware of any current recommendations by regulatory authorities, which, if implemented, would have a material effect on its liquidity, capital resources or results of operations. There are no agreements between Guaranty and the Federal Reserve, the Virginia State Corporation Commission (the "SCC") or the FDIC, nor has any regulatory agency made any recommendations concerning the operations of Guaranty that could have a material effect on its liquidity, capital resources or results of operations.

Overview

         On June 30, 1997, Guaranty Bank, the operating subsidiary of Guaranty, converted from a federally-chartered savings association to a Virginia-chartered, federal reserve member commercial bank. In anticipation of the charter conversion, in early 1997, Guaranty began to implement a strategy to gradually increase its net interest margin and profitability to levels more characteristic of community banks operating in Virginia. In the second half of 1997, three statewide banks were acquired by out-of-state banks. Two of these three acquired banks had a combined 44% share of bank deposits in Charlottesville and Albemarle County at June 30, 1997. After the acquisitions were announced, Guaranty immediately began to experience an increase in deposits and, just as importantly, has been able to recruit experienced loan officers with loyal customers who were displaced by the acquisitions. Guaranty's strategy, is influenced by the consolidation occurring in its markets and is expected to result in substantial loan and deposit growth in 1998. Because growth in the amounts anticipated would significantly alter the size and structure of Guaranty's balance sheet, Guaranty believes it is appropriate to describe its strategy and expectations, which include the following:

    o In January 1997, to reduce interest rate risk and improve liquidity, Guaranty began to sell all newly originated fixed-rate residential mortgage loans. To further reduce interest rate risk and provide liquidity for anticipated growth in portfolio loans, Guaranty sold an additional $9.2 million in fixed-rate mortgage loans and mortgage-backed securities in January 1998. Management anticipates that these funds, deposit growth, sales of loans and loan participations and, if necessary, FHLB advances will provide the liquidity needed to fund loan growth.

    o Guaranty is focusing new originations of portfolio loans on commercial, consumer, residential construction and land development loans, which are currently priced approximately 175 to 250 basis points above fixed-rate residential mortgage loans. Guaranty hired a commercial loan officer in May 1997 and a construction loan officer in December 1997, both of whom previously were with large banks in Virginia. Loans in the above categories increased to an aggregate 42.6% of gross loans at December 31, 1997 from 26.7% at December 31, 1996. A significant portion of this increase is attributable to hiring these two loan officers and to business shifting to Guaranty following the 1997 acquisitions of statewide banks by out-of-state banks. Guaranty expects substantial loan growth in 1998 and has budgeted a $12.0 million increase in commercial real estate loan balances, an increase of $30.0 million to $45.0 million in construction and land development loan balances, an increase of $4.6 million in consumer loans, and an additional $4.2 million in small business loans in 1998. Budgeted amounts are merely estimates and a variety of factors, including inadequate deposit growth, general economic conditions and competition for loans could cause Guaranty to fall short of these targets.

    o Guaranty has emphasized deposit growth to fund loan growth and has de-emphasized Federal Home Loan Bank advances and other short term borrowings. Deposits increased from $81.4 million at December 31, 1996 to $112.9 million at December 31, 1997. Growth resulted from new branches that opened in December 1996 and May 1997, as well as from customer migration after the 1997 acquisitions of two statewide banks by out-of-state banks that, in the aggregate, held 44% of bank deposits in Charlottesville and Albemarle County at June 30, 1997. Despite its deposit growth, Guaranty held only 7.0% of bank deposits in Charlottesville and Albemarle County at June 30, 1997. Federal Home Loan Bank advances and other short term borrowings decreased from $24.2 million at December 31, 1996 to $3.0 million at December 31, 1997.

    o    In  February  1998,  a senior  officer was  recruited  from an acquired statewide bank to manage and reorganize Guaranty's branch network. Guaranty's focus in its branch network for 1998 will be both to improve installment lending programs to individuals and to continue the emphasis on deposit growth. Guaranty expects significant growth in deposits, primarily from customer migration and one or two new branches. Having budgeted $30.0 million for deposit growth during 1998, Guaranty had already experienced a growth of $5.0 million in certificates of deposit and $3.0 million in checking accounts by the end of February 1998. Although substantial deposit growth will be necessary to fund anticipated loan growth and may restrain efforts to reduce deposit costs, Guaranty plans to lower interest rates on its certificates of deposit, and to aggressively promote customer checking accounts in 1998.

    o Guaranty plans to establish monthly sales goals for each branch for loan and deposit products. Guaranty also plans to provide an improved array of products for customers, including additional checking account options, sweep accounts for business customers and debit cards. Guaranty has received regulatory approval to open a sixth full-service retail branch at Lake Monticello, a planned community in Fluvanna County, Virginia. Opening is anticipated to occur in mid-summer of 1998. In addition, Guaranty has entered into a letter of intent, subject to regulatory approval, to lease a seventh branch site on West Main Street near the University of Virginia in Charlottesville that an acquired statewide bank will close in mid-1998.

Net Income

         Net income for the year ending December 31, 1997 was $898,000, ($.61 per share), a 161.8% increase when compared to calendar year 1996 earnings of $343,000 ($.37 per share). These increased earnings were primarily a result of an increased net interest margin and gains on the sale of loans and securities resulting from a favorable interest rate environment during a restructuring of the balance sheet. These increased revenues were partially offset by expenses relating to the conversion to a state-chartered commercial bank in June 1997 and costs relating to the expansion of the branch network. Calendar 1997 was positively impacted by the first full year of operations for the combined corporate headquarters and branch that was opened on the east side of Charlottesville, Virginia in December 1996. Also, in May 1997, a fifth full-service branch was opened in Harrisonburg, Virginia.

         In calendar year 1996, earnings were adversely affected by the one-time SAIF assessment and reclassification of investment securities resulting in a charge to earnings of approximately $325,000 (net of tax effect). The return on average assets was 0.7% for the year ended December 31, 1997, compared to 0.3% for the calendar year ended December 31, 1996.

         For the six months ended December 31, 1996, Guaranty experienced a 102% decrease in earnings from the same period in 1995. During the six months ended December 31, 1996, Guaranty's net loss was $6,000 compared to earnings of $299,000 for the same period in 1995. Income decreased during the six months ended December 31, 1996, due to a loss of $237,000 when it restructured its investment portfolio and a one time special assessment of $347,000 to recapitalize the Savings Association Insurance Fund ("SAIF"). In order for Guaranty to convert to a commercial bank, securities classified as available for sale had to be reclassified as trading securities. This resulted in a mark to market loss of $237,000 which was charged against net income and adjusted the basis of the securities. Without these items, Guaranty would have reported an after tax net income of $376,000 for the six months ended December 31, 1996.

         Guaranty's performance in its fiscal year ended June 30, 1996 showed improvement over the year ended June 30, 1995. Net income increased 71.0% in fiscal 1996 to $643,000 compared to $376,000 in fiscal 1995. After a 69.4% increase in average shares outstanding following a 360,000 share public offering completed on June 22, 1995, earnings per share were constant at $.70. Return on average equity during fiscal 1996 increased to 10.2% from 9.7% for fiscal 1995. The return on average assets was 0.6% in fiscal 1996, compared to 0.4% in fiscal 1995. Fiscal 1996 marked the first year since 1989 that Guaranty's average earning assets have increased significantly over the prior fiscal year. From 1989 through fiscal 1995, due to capital constraints, management was forced to downsize the Bank. Average interest earning assets increased 6.9% from $89.42 million in fiscal 1995 to $95.57 million in fiscal 1996. Total interest bearing deposits on average increased 13.8% from $54.43 million in fiscal 1995 to $61.9 million in fiscal 1996. Average balances of securities increased 38.0% while, on average, loans were relatively flat, up only 2.0% from fiscal 1995 to fiscal 1996.

Net Interest Income

         Net interest income is the major component of Guaranty's earnings and is equal to the amount by which interest income exceeds interest expense.
Earning assets consist primarily of loans and securities, while deposits and borrowings represent the major portion of interest bearing liabilities. Changes in the volume and mix of assets and liabilities, as well as changes in the yields and rates paid, determine changes in net interest income. The net interest margin is calculated by dividing net interest income by average earning assets.

         Net interest income was $3.5 million for the year ended December 31, 1997, 33.9% greater than the $2.6 million earned during calendar year 1996. This improvement in net interest income was primarily due to volume increases in the securities and loan portfolios. Average loans increased 9.6% for the year ended December 31, 1997. The average balance of the securities portfolio was $22.6 million in 1997, up $7.7 million, or 51.9% over calendar year 1996. Although market interest rates declined during the year ended December 31, 1997, the yield on average loans increased 20 basis points from 8.3% in 1996 to 8.5% in 1997. The average yield on securities declined from 7.4% in calendar 1996 to 7.0% in 1997. Also contributing to the improvement in net interest income for the year ended December 31, 1997 was a decline in the cost of average total interest bearing liabilities from 5.6% in 1996 to 5.3% in 1997. The average rate paid on interest bearing deposits decreased 7 basis points. The increase in net interest margin was achieved from both volume gains and widening spreads. The increase in average securities was a result of loan demand not keeping pace with increases in deposits through the summer of 1997. This trend reversed in late 1997 as a result of the expanded branch network and additional loan officers.

         Net interest income was $1.3 million for the six month period ended December 31, 1996, 15.5% greater than the $1.2 million reported for the same period in 1995. This improvement in net interest income was primarily due to volume increases in the securities portfolio and to higher average yields on the loan portfolio. The average balance of the securities portfolio was $17.6 million for the six month period ended December 31, 1996, up 124.7% over the same period in 1995. The average balance of the loan portfolio was $83.8 million for the six month period ended December 31, 1996, up 7.6% over the same period in 1995. The yield on average loans increased 4 basis points from 8.2% during the six month period ended December 31, 1995 to 8.2% for the same period in 1996, while the yield on securities declined 182 basis points to 7.2% for the six month period ended December 31, 1996 from 9.0% for the same period in 1995. Also contributing to the improved net interest margin was a 38 basis point decrease in the rate paid on average interest bearing liabilities to 5.6% for the six month period ended December 31, 1996 from 5.9% for the same period in 1995.

         Net interest income was $2.4 million in fiscal 1996, 14.1% greater than the $2.1 million reported during fiscal 1995. This improvement in net interest income was primarily due to volume increases in the securities portfolio and to higher average yields on the loan portfolio. The average balance of the securities portfolio was $10.5 million in fiscal 1996, up $3.0 million, or 40.2% over fiscal 1995. The average balance of the loan portfolio was $79.9 million in fiscal 1996, up $1.5 million, or 2.0% over fiscal 1995. The yield on average loans increased 54 basis points from 7.5% in fiscal 1995 to 8.1% in fiscal 1996, while the yield on securities declined 12 basis points to 7.8% in fiscal 1996 from 7.9% in fiscal 1995. Also contributing to the improvement in net interest income in fiscal 1996 was a decline in the average amount of FHLB advances and borrowings of $1.2 million, or 4.5%, to $25.8 million in fiscal 1996, from $27.0 million in fiscal 1995, and a decline in the average rates paid on such borrowings of 22 basis points from 6.3% in fiscal 1995 to 6.0% in fiscal 1996. A $9.5 million, or 24.5% increase in the average balances of certificates of deposits from $38.9 million in fiscal 1995 to $48.5 million in fiscal 1996, more than offset a slight decline in other deposit accounts and enabled Guaranty to reduce FHLB advances and increase balances of investment securities. The average rate paid on interest bearing deposits increased 58 basis points to 5.1% in fiscal 1996 from 4.5% in fiscal 1995 but, with the decline in volume and rates on FHLB advances, the average rates paid on all interest bearing liabilities increased only 25 basis points to 5.7% in fiscal 1996 from 5.4% in fiscal 1995.

         The following table sets forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders' equity and the related income, expense, and corresponding weighted average yields and costs.

  Average Balances, Interest Income and Expenses, and Average Yields and Rates

                                                                      Six Months
                              Year Ended December 31               Ended December 31
                              ----------------------               -----------------
                                         1997                             1996
                                         ----                             ----
                                         Average                         Average
                             Average     Income/   Yield/    Average     Income/   Yield/
                            Balance(1)   Expense   Rate(2)   Balance(1)  Expense   Rate(2)
                            ----------   -------   -------   ----------  -------   -------

                                                 (Dollars in thousands)
Assets
Interest Earning Assets:
 Securities...............    $22,637     $1,590     7.02%     $17,640     $631     7.15%
 Loans(3).................     89,222      7,584     8.50%      83,816    3,455     8.24%
 Interest bearing deposits
  in other banks..........      5,605        346     6.17%       5,257      190     7.23%
                                -----        ---                 -----      ---
  Total interest earning
    assets................    117,464      9,520     8.10%     106,713    4,276     8.01%
                              -------      -----               -------    -----
Noninterest earning assets:
 Cash and due from banks..      1,898                            1,082
 Premises and equipment...      5,508                            4,038
 Other assets.............      2,624                            2,680
 Less: Allowance for loan
  losses..................      (890)                            (826)
                                -----                            -----
  Total noninterest earning
    assets................      9,140                            6,974
                                -----                            -----
    Total assets..........   $126,604                         $113,687
                             ========                         ========
Liabilities and
  Stockholders' Equity
Interest Bearing Liabilities:
 Interest bearing deposits:
  Demand/MMDA accounts....    $11,110       $289     2.60%      $8,765     $121     2.76%
  Savings.................      5,654        190     3.36%       4,870       83     3.41%
  Certificates of deposits     80,779      4,443     5.50%      63,346    1,756     5.54%
                               ------      -----                ------    -----
   Total interest bearing
    deposits..............     97,543      4,922     5.05%      76,981    1,960     5.09%
  FHLB advances and other
   borrowings.............     14,070        804     5.71%      25,871      745     5.76%
  Bonds payable...........      2,583        312    12.08%       3,060      235    15.36%
                                -----        ---                 -----      ---
   Total interest bearing
    liabilities/total
    interest expense......    114,196      6,038     5.29%     105,912    2,940     5.55%
                              -------      -----               -------    -----
Noninterest bearing
liabilities:
  Demand deposits.........      1,658                            1,324
  Other liabilities.......        903                              809
                                  ---                              ---
   Total liabilities......    116,757                          108,045
Stockholders' equity......      9,847                            5,642
                                -----                            -----
   Total liabilities and
    stockholders' equity..   $126,604                         $113,687
                             ========                         ========
Interest spread (4).......                           2.82%                          2.46%
Net interest income/net
 interest margin (5)......                $3,482     2.96%               $1,336     2.50%
                                          ======                         ======




                                                               Year ended June 30
                                        ---------------------------------------------------------------
                                                       1996                            1995
                                                       ----                            ----
                                                      Average                         Average
                                         Average      Income/   Yield/    Average     Income/   Yield/
                                         Balance(1)   Expense   Rate(2)   Balance(1)  Expense   Rate(2)
                                         ----------   -------   -------   ----------  -------   -------

                                                         (Dollars in thousands)
Assets
Interest Earning Assets:
 Securities................                $10,523       $820     7.79%       $7,506     $594    7.91%
 Loans(3)..................                 79,885      6,442     8.06%       78,382    5,897    7.52%
 Interest bearing deposits
  in other banks...........                  5,163        355     6.88%        3,531      298    8.44%
                                             -----        ---                  -----      ---
  Total interest earning
    assets.................                 95,571      7,617     7.97%       89,419    6,789    7.59%
                                            ------      -----                 ------    -----
Noninterest earning assets:
 Cash and due from banks...                  2,011                             1,290
 Premises and equipment....                  1,427                               415
 Other assets..............                  2,377                             1,876
 Less: Allowance for loan
  losses...................                  (756)                             (749)
                                             -----                             -----
  Total noninterest earning
    assets.................                  5,059                             2,832
                                             -----                             -----
    Total assets...........               $100,630                           $92,251
                                          ========                           =======
Liabilities and
  Stockholders' Equity
Interest Bearing Liabilities:
 Interest bearing deposits:
  Demand/MMDA accounts.....                 $8,927       $245     2.74%       $9,895     $280    2.83%
  Savings..................                  4,541        152     3.35%        5,596      193    3.45%
  Certificates of deposits                  48,460      2,735     5.64%       38,938    1,967    5.05%
                                            ------      -----                 ------    -----
   Total interest bearing
    deposits...............                 61,928      3,132     5.06%       54,429    2,440    4.48%
  FHLB advances and other
   borrowings..............                 25,773      1,553     6.03%       26,991    1,688    6.25%
  Bonds payable............                  3,520        507    14.40%        4,275      535   12.51%
                                             -----        ---                  -----      ---
   Total interest bearing
    liabilities/total
    interest expense.......                 91,221      5,192     5.69%       85,695    4,663    5.44%
                                            ------      -----                 ------    -----
Noninterest bearing
liabilities:
  Demand deposits..........                  1,066                               787
  Other liabilities........                  2,062                             1,880
                                             -----                             -----
   Total liabilities.......                 94,349                            88,362
Stockholders' equity.......                  6,281                             3,889
                                             -----                             -----
   Total liabilities and
    stockholders' equity                  $100,630                           $92,251
                                          ========                           =======
Interest spread (4)........                                       2.28%                          2.15%
Net interest income/net
 interest margin (5).......                            $2,425     2.54%                $2,126    2.38%
                                                       ======                          ======

(1) Average balances are computed on daily balances and Management believes such balances are representative of the operations of the Corporation.
(2) Yield and rate percentages are all computed through the annualization of interest income and expenses versus the average balances of their respective accounts.
(3) Non-accrual loans are included in the average loan balances, and income on such loans is recognized on a cash basis.
(4) Interest spread is the average yield earned on interest earning assets, less the average rate incurred on interest bearing liabilities.
(5) Net interest margin is net interest income, expressed as a percentage of average earning assets.

         The following table describes the impact on Guaranty's interest income resulting from changes in average balances and average rates for the periods indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                            Volume and Rate Analysis

                                                                     Six Months Ended
                                                                     December 31, 1996
                                Year Ended December 31, 1997            compared to           Year Ended June 30, 1996
                                        compared to                  Six Months Ended                compared to
                                Year Ended December 31, 1996         December 31, 1995        Year Ended June 30, 1995
                                       Change Due To:                 Change Due To:                Change Due To:
                                ----------------------------  ----------------------------  ---------------------------
                                 Increase                      Increase                      Increase
                                (Decrease)   Rate     Volume  (Decrease)   Rate     Volume  (Decrease)  Rate     Volume
                                ----------   ----     ------  ----------   ----     ------  ----------  ----     ------

Interest income:
  Securities..................        $490    ($54)     $544        $279   ($143)     $422       $226     ($9)     $235
  Loans.......................         827      163      664         262       31      231        545      430      115
  Interest bearing deposits in
    other banks...............        (38)     (49)       11          30     (39)       69         57     (38)       95
                                      ----     ----       --          --     ----       --         --     ----  -------

    Total interest income.....       1,279       60    1,219         571    (151)      722        828      383      445
Interest expense:
  Interest bearing deposits:
  Demand/MMDA accounts........          50     (13)       63         (6)      (2)      (4)       (35)      (9)     (26)
  Savings.....................          34      (1)       35           3      (0)        3       (41)      (5)     (36)
  Certificates of deposits....       1,159     (59)    1,218         550    (132)      682        768      248      520
                                     -----     ----    -----         ---    -----      ---        ---      ---      ---
    Total interest bearing
      deposits................       1,243     (73)    1,316         547    (134)      681        692      234      458
FHLB advances and other.......       (638)     (10)    (628)       (111)    (154)       43      (135)    (129)      (6)
Bonds payable.................       (154)     (78)     (76)        (40)       35     (75)       (28)      166    (194)
                                     ----      ----     ----        ---        --     ---        ---       ---    -----

    Total interest expense....         451    (161)      612         396    (253)      649        529      271      258
                                       ---    -----      ---         ---    -----      ---        ---  -------  -------
Net interest income...........        $828     $221     $607        $175     $102      $73       $299     $112     $187
                                      ====     ====     ====        ====     ====      ===       ====  =======  =======

Interest Sensitivity

         An important element of both earnings performance and liquidity is the management of the interest sensitivity gap. The interest sensitivity gap is the difference between interest-sensitive assets and interest-sensitive liabilities maturing or repricing within a specific time interval. The gap can be managed by repricing assets or liabilities, by selling investments held for sale, by replacing an asset or liability prior to maturity, or by adjusting the interest rate during the life of an asset or liability. Matching the amounts of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net income of changes in market interest rates.

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

         At December 31, 1997, Guaranty had $19.0 million more in liabilities than assets that reprice within one year or less and therefore was in a liability-sensitive position. A negative gap adversely impacts earnings in a period of rising interest rates. This negative position is primarily a result of maturing certificates of deposit. As a result of loan and security sales in January 1998, Guaranty's ratio of cumulative rate sensitive assets to rate sensitive liabilities was 99.3% in a one year time frame. This trend is expected to continue as prime rate lending is increased. In addition, a principal focus of deposit marketing programs will be the attraction of low rate transaction accounts.

         Guaranty has an Asset/Liability Committee ("ALCO"). The ALCO meets to discuss deposit pricing, changes in borrowed money, investment and trading activity, loan sale activities, liquidity levels and the overall interest sensitivity. The actions of this committee are reported to the Board of Directors monthly. The daily monitoring of interest rate risk, investment and trading activity, along with any other significant transactions are managed by the CEO and CFO with input from other ALCO members.

         The following table presents the amounts of Guaranty's interest sensitive assets and liabilities that mature or reprice in the periods indicated.

                          Interest Sensitivity Analysis

                                                                                  December 31, 1997
                                                                              Maturing or Repricing In:
                                                                  --------------------------------------------------
                                                                   3 Months        4-12          1-5          Over
                                                                   or less        Months        Years       5 Years
                                                                   -------        ------        -----       -------
                                                                                (Dollars in thousands)
Interest-sensitive assets:
  Loans.....................................................          $35,586     $28,562       $6,765       $31,594
  Investments and mortgage-backed securities(1).............            1,066         270        1,016        13,324
  Deposits at other institutions............................            3,078           -            -             -
                                                                        -----           -            -             -
    Total interest-sensitive assets.........................           39,730      28,832        7,781        44,918
                                                                       ======      ======        =====        ======

Cumulative interest-sensitive assets........................           39,730      68,562       76,343       121,261

Interest-sensitive liabilities:
  NOW accounts (2)..........................................                -           -            -         9,266
  Money market deposit accounts.............................            4,001           -            -             -
  Savings accounts (3)......................................            1,608         901          772         3,152
  Certificates of deposit...................................           22,147      55,509       12,820             -
  Borrowed money............................................            2,989           -            -             -
  Bonds payable.............................................               95         283        1,023         1,118
                                                                           --         ---        -----         -----
    Total interest-sensitive liabilities....................          $30,840     $56,693      $14,615       $13,536
                                                                      =======     =======      =======       =======

Cumulative interest-sensitive liabilities...................          $30,840     $87,533     $102,148      $115,684

Period gap..................................................            8,890    (27,861)      (6,834)        31,382

Cumulative gap..............................................            8,890    (18,971)     (25,805)         5,577

Ratio of cumulative interest-sensitive
  assets to interest-sensitive liabilities..................          128.83%      78.33%       74.74%       104.82%

Ratio of cumulative gap to total assets.....................            6.80%    (14.52%)     (19.76%)         4.27%

--------------------
(1)      Includes Federal Home Loan Bank stock.
(2) The Corporation has found that NOW accounts are generally not sensitive to changes in interest rates and therefore has placed such deposits in the "over 5 years" category.
(3) In accordance with standard industry practice, decay factors have been applied to savings accounts.

Investments

         Total available for sale and trading securities decreased 24.4% to $12.6 million at December 31, 1997 from $16.7 million at December 31, 1996. The overall decrease was primarily a result of securities sales to provide liquidity to fund anticipated loan closings during the first half of 1998. At December 31, 1996, as a result of a combined federal and state examination relating to the banks conversion to a state chartered commercial bank, $15.7 million of available for sale securities were reclassified as trading. Subsequently, on January 1, 1997, these securities were transferred back to available for sale, at the then current market value.

         Mortgage-backed securities available for sale increased in fiscal 1996 due to the growth in deposits. Since loan growth was not increasing at the rate of deposit growth, the excess funds were invested in mortgage-backed securities.

         The following table shows the amortized cost and fair market value of investment securities and mortgage-backed securities at the dates indicated.

                                   Investments

                                        December 31,        December 31,                     June 30,
                                             1997                1996                1996                1995
                                     ------------------  ------------------  ------------------    ----------------
                                         Cost    Market      Cost    Market      Cost    Market      Cost    Market
                                         ----    ------      ----    ------      ----    ------      ----    ------
                                                                 (Dollars in thousands)
Held-to-maturity
  Mortgage-backed securities....       $2,745    $2,759    $3,157    $3,349   $ 3,731   $ 3,879   $ 4,733   $ 4,887
  Other.........................          100       100         -         -         -         -         -         -
                                      -------   -------   -------   -------   -------   -------   -------   -------
    Total held-to-maturity......        2,845     2,859     3,157     3,349     3,731     3,879     4,733     4,887

Available for sale
  Bonds.........................       11,415    11,474         -         -         -         -         -         -
  U.S. Government Obligations ..           50        50         -         -         -         -         -         -
  Mortgage-backed securities....            -         -         -         -     9,993     9,564         -         -
                                      -------   -------   -------   -------   -------   -------   -------   -------
    Total available for sale....       11,465    11,524         -         -     9,993     9,564         -         -

Trading
  Mortage Backed Securities.....            -         -    16,937    16,736         -         -         -         -
  U.S. Government Obligations...        1,031     1,032         -         -         -         -         -         -
                                      -------   -------   -------   -------   -------   -------   -------   -------
    Total trading...............        1,031     1,032         -         -         -         -         -         -

Federal Reserve Bank stock......           72        72         -         -         -         -         -         -
Federal Home Loan Bank stock....          860       860     1,360     1,360     1,360     1,360     1,360     1,360
Other...........................            7         7         -         -         -         -         -         -
                                      -------   -------   -------   -------   -------   -------   -------   -------
      Total.....................      $16,280   $16,354   $21,454   $21,445   $15,084   $14,803   $ 6,093   $ 6,247
                                      =======   =======   =======   =======   =======   =======   =======   =======


         The table below shows the weighted average expected yields, maturities and expected principal repayments, at carrying value, of held to maturity and available for sale debt securities at December 31, 1997:

                            Maturities of Investments

Maturity or Expected                           After One But      After Five But
Principal Repayment       Within One Year    Within Five Years  Within Ten Years     After Ten Years          Total
                        -----------------   ------------------  -----------------  ------------------  ------------------
                           Amount   Yield     Amount   Yield      Amount   Yield     Amount   Yield      Amount    Yield
                           ------   -----     ------   -----      ------   -----     ------   -----      ------    -----
                                                                 (In thousands)
Held to maturity:
  Mortgage-backed
    securities........       $165    8.00%      $883     8.26%      $411    8.53%    $1,286     8.53%     $2,745    8.46%
  Other...............        100    5.25%         -         -         -        -         -         -        100    5.25%

Available for sale....         50    5.00%     1,014     6.75%     3,039    6.65%     7,421     7.98%     11,524    7.52%
                             ----    -----    ------     -----     -----    -----     -----     -----    -------    -----

  Total...............      $ 315             $1,897              $3,450             $8,707             $ 14,369
                            =====             ======               =====              =====              =======


         The following table sets forth the composition of Guaranty's investment portfolio at the dates indicated.

                       Portfolio of Investment Securities


                                   Year Ended        Six Months Ended
                                  December 31,          December 31,                 Year Ended June 30,
                                  ------------          ------------       -----------------------------------------
                                       1997                  1996                 1996                   1995
                                ------------------   -----------------     -------------------  --------------------
                                  Book      % of        Book      % of       Book       % of       Book       % of
                                 Value      Total      Value      Total     Value      Total      Value      Total
                                 -----      -----      -----      -----     -----      -----      -----      -----
                                                              (Dollars in thousands)
Investment securities:
  FHLMC mortgage-backed
    securities...........         $2,745    16.73%     $6,819     32.08%    $7,459     50.89%     $4,733     77.68%
  GNMA mortgage-backed
    securities...........              -     0.00%     11,967     56.31%     5,836     39.81%          -      0.00%
  Corporate bonds .......         11,474    70.23%          -      0.00%         -      0.00%          -      0.00%
  Treasury notes ........          1,082     6.29%      1,104      5.19%         -      0.00%          -      0.00%
   Other.................            100      .58%          -      0.00%         -      0.00%          -      0.00%
                                  ------    ------     ------     ------    ------     ------      -----     ------
    Subtotal.............         15,401    93.83%     19,980     93.58%    13,295     90.70%      4,733     77.68%
                                  ------    ------     ------     ------    ------     ------      -----     ------

Other:
FHLB stock...............            860     5.24%      1,360      6.42%     1,360      9.28%      1,360     22.32%
FRB Stock................             72     0.44%          -      0.00%         -      0.00%          -      0.00%
Other....................              7     0.49%          3      0.01%         3      0.02%          -      0.00%
                                  ------    ------     ------     ------    ------     ------      -----    -------

Total investment
securities ..............        $16,340   100.00%    $21,250    100.00%   $14,658    100.00%     $6,093    100.00%
                                 =======   =======    =======    =======   =======    =======     ======    =======

Loans

         Net loans consist of total loans minus undisbursed loan funds, deferred loan fees and the allowance for loan losses. Net loans were $99.7 million at December 31, 1997, an increase of 22.65% over December 31, 1996. Net loans were $84.1 million at June 30, 1996, an 11.8% increase over net loans of $75.2 million at June 30, 1995. Net loans decreased 3.3% in the fiscal year ended June 1995 from a balance of $77.8 million at June 30, 1994. The average balance of total loans as a percentage of average assets was 70.5%, 73.7%. and 79.4% for the year ended December 31, 1997, the six month period ended December 31, 1996 and the fiscal year ended June 30, 1996, respectively.

         The following tables set forth the composition of Guaranty's loan portfolio in dollars and percentages at the dates indicated.

                            Loan Portfolio by Amount

                                     December 31,    December 31,                         June 30,
                                     ------------    ------------    ----------------------------------------------
                                          1997           1996         1996         1995         1994          1993
                                          ----           ----         ----         ----         ----          ----
                                                               (Dollars in thousands)
Mortgage Loans:
  Residential......................      $66,035        $67,016      $66,136      $62,175      $67,385      $59,845
  Commercial.......................       16,641          8,486        7,670        4,508        4,251        4,155
  Construction and land loans......       18,263          5,220        8,813        8,887        5,819        4,900
                                          ------          -----        -----        -----        -----        -----
    Total real estate..............      100,939         80,722       82,619       75,570       77,455       68,900

Consumer loans (1).................        6,705          4,175        5,386        4,580        3,685        4,462
      Total loans receivable.......      107,644         84,897       88,005       80,150       81,140       73,362
                                         -------         ------       ------       ------       ------       ------
Less:
  Undisbursed loans in
    process........................        6,752          2,467        2,824        3,858        2,249        1,978
  Deferred fees and unearned
    discounts......................          282            290          314          323          382          442
  Allowance for losses.............          935            870          786          747          754          746
                                             ---            ---          ---          ---          ---          ---
    Total net items................        7,969          3,627        3,924        4,928        3,385        3,166
                                           -----          -----        -----        -----        -----        -----
      Total loans receivable, net..      $99,675        $81,270      $84,081      $75,222      $77,755      $70,196
                                         =======        =======      =======      =======      =======      =======

-------------------
(1) Includes commercial business loans of approximately $503,000.


                    Loan Portfolio by Percent of Gross Loans

                               December 31,    December 31,                             June 30,
                               ------------    ------------     ------------------------------------------------
                                   1997            1996           1996          1995         1994          1993
                                   ----            ----           ----          ----         ----          ----
Mortgage Loans:
  Residential.................     61.34%         78.94%          75.15%       77.57%        83.05%       81.57%
  Commercial..................     15.45          10.00            8.72         5.62          5.24         5.67
  Construction and land loans.     16.97           6.15           10.01        11.09          7.17         6.68
                                   -----           ----           -----        -----          ----         ----
    Total real estate.........     93.76          95.09           93.88        94.29         95.46        93.92

Consumer and other loans......      6.24           4.91            6.12         5.71          4.54         6.08
                                    ----           ----            ----         ----          ----         ----
      Total loans receivable..    100.00%        100.00%         100.00%      100.00%       100.00%      100.00%
                                  =======        =======         =======      =======       =======      =======

         The following tables show the composition of Guaranty's loan portfolio by fixed and adjustable rate at the dates indicated.

                 Fixed Rate and Adjustable Rate Loans by Amount

                                        December 31,   December 31,                          June 30,
                                        ------------   ------------    ---------------------------------------------
                                            1997           1996           1996        1995        1994         1993
                                            ----           ----           ----        ----        ----         ----
                                                                 (Dollars in thousands)
Fixed - Rate Loans:
  Real Estate
    Residential.................            $26,514        $26,061      $28,907     $23,577     $27,796      $22,105
    Construction and land
      loans.....................                 37            138          339          69           -            -
                                                 --            ---          ---          --           -            -
      Total real estate.........             26,551         26,199       29,246      23,646      27,796       22,105
Consumer loans..................              3,099          1,396          597         736         691        1,547
                                              -----          -----          ---         ---         ---        -----
      Total fixed-rate loans....             29,650         27,595       29,843      24,382      28,487       23,652

Adjustable-Rate Loans:
  Real Estate
    Residential.................             39,521         40,955       37,229      38,598      39,590       37,740
    Commercial..................             16,641          8,486        7,670       4,508       4,251        4,155
    Construction and land
      loans.....................             18,226          5,082        8,474       8,818       5,819        4,900
                                             ------          -----        -----       -----       -----        -----
      Total real estate.........             74,388         54,523       53,373      51,924      49,660       46,795
Consumer loans..................              3,606          2,779        4,789       3,844       2,993        2,915
                                              -----          -----        -----       -----       -----        -----
      Total adjustable-rate
        loans...................             77,994         57,302       58,162      55,768      52,653       49,710
                                             ------         ------       ------      ------      ------       ------
        Total loans receivable..            107,644         84,897       88,005      80,150      81,140       73,362
                                            -------         ------       ------      ------      ------       ------
Less:
  Undisbursed loans in
    process.....................              6,752          2,467        2,824       3,858       2,249        1,978
  Deferred fees and
    unearned discounts..........                282            290          314         323         382          442
  Allowance for losses..........                935            870          786         747         754          746
                                                ---            ---          ---         ---         ---          ---
    Total net items.............              7,969          3,627        3,924       4,928       3,385        3,166
                                              -----          -----        -----       -----       -----        -----
      Total loans receivable,
        net.....................            $99,675        $81,270      $84,081     $75,222     $77,755      $70,196
                                            =======        =======      =======     =======     =======      =======


               Fixed Rate and Adjustable Rate Loans By Percentage

                                        December 31,   December 31,                        June 30,
                                        ------------   ------------   ----------------------------------------------
                                            1997           1996            1996        1995        1994        1993
                                            ----           ----            ----        ----        ----        ----
Fixed - Rate Loans:
  Real Estate
    Residential...............               24.63%         30.70%       32.84%      29.41%      34.26%      30.13%
    Construction and land
      loans...................                 .03%           .16%        0.39%       0.09%       0.00%       0.00%
                                               ----           ----        -----       -----       -----       -----
      Total real estate                      24.66%         30.86%       33.23%      29.50%      34.26%      30.13%
Consumer loans................                2.88%          1.64%        0.68%       0.92%       0.85%       2.11%
                                              -----          -----        -----       -----       -----       -----
      Total fixed-rate loans..               27.54%         32.50%       33.91%      30.42%      35.11%      32.24%

Adjustable-Rate Loans:
  Real Estate
    Residential...............               36.71%         43.04%       42.30%      48.16%      48.79%      51.45%
    Commercial................               15.46%          9.38%        8.72%       5.62%       5.24%       5.66%
    Construction and land
      loans...................               16.93%          8.52%        9.63%      11.00%       7.17%       6.68%
                                             ------          -----        -----      ------       -----       -----
      Total real estate.......               69.10%         60.94%       60.65%      64.78%      61.20%      63.79%
Consumer loans................                3.36%          6.56%        5.44%       4.80%       3.69%       3.97%
                                              -----          -----        -----       -----       -----       -----
      Total adjustable-rate
        loans.................               72.46%         67.50%       66.09%      69.58%      64.89%      67.76%
                                             ------         ------       ------      ------      ------      ------
        Total loans receivable              100.00%        100.00%      100.00%     100.00%     100.00%     100.00%
                                            =======        =======      =======     =======     =======     =======

         The following tables summarize the contractual repayment terms of gross loans as of December 31, 1997, as well as the amount of fixed rate and variable rate loans due after December 31, 1997. The tables have not been adjusted for estimates of prepayments and do not reflect periodic repricing of adjustable rate loans.

                         Loan Portfolio Maturity Schedule


                                  Balance                  Principal Repayment Contractually Due
                                Outstanding               in 12-Month Period Ending December 31,
                                -----------   ------------------------------------------------------------------
                                December 31,                                       2001-     2003-     2008 and
                                   1997            1998       1999      2000        2002      2007   Thereafter
                                   ----            ----       ----      ----        ----      ----   ----------
                                                               (In thousands)

Residential and
  commercial real estate...      $82,676         $6,758     $1,760    $2,048      $6,944   $16,646      $48,520
Construction...............       18,263         18,263          -         -           -         -            -
Consumer and other
  loans....................        6,705            431        545       837       4,140       588          164
                                 -------        -------       ----     -----      ------   -------      -------
  Total....................     $107,644        $25,452     $2,305    $2,885     $11,084   $17,234      $48,684
                                ========        =======     ======    ======     =======   =======      =======



         Contractual principal repayments of loans do not necessarily reflect the actual term of Guaranty's loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and enforcement of due-on-sale clauses, which gives Guaranty the right to declare a loan immediately due and payable in the event, among other things, the borrower sells the real property subject to the mortgage and the loan is not repaid. In addition, certain borrowers increase their equity in the security property by making payments in excess of those required under the terms of the mortgage.

Asset Quality

         Asset quality is an important factor in the successful operation of a financial institution. Federal regulations require insured institutions to classify their own assets and to establish prudent general allowances for losses for assets classified "substandard" or "doubtful." For the portion of assets classified as "loss," an institution is required to either establish specific allowances of 100% of the amount classified or charge such amounts off its books. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories  but possess  potential  weaknesses  are  required  to be  designated
"special mention" by management. On the basis of management's review of its assets, at December 31, 1997, Guaranty had classified $2.9 million of its assets as substandard, $8,000 as loss and none as doubtful. Not all of Guaranty's assets that have been classified are included in the table of non-performing assets set forth below. Several of these loans are classified because of previous credit problems but are performing.

         Unless well secured and in the process of collection, Guaranty places loans on a nonaccrual status after being delinquent greater than 90 days, or earlier in situations in which the loans have developed inherent problems that indicate payment of principal and interest may not be made in full. Whenever the accrual of interest is stopped, previously accrued but uncollected interest income is reversed. Thereafter, interest is recognized only as cash is received. The loan is reinstated to an accrual basis after it has been brought current as to principal and interest under the contractual terms of the loan.

         The following table reflects the composition of nonperforming assets at the dates indicated.

                              Nonperforming Assets

                                          December 31    December 31                       June 30
                                          -----------    -----------   --------------------------------------------
                                             1997           1996          1996        1995        1994        1993
                                             ----           ----          ----        ----        ----        ----
                                                                 (Dollars in thousands)
Nonaccrual loans...........................  $1,436         $1,670      $1,458      $1,556     $   887        $934
Restructured loans.........................       -             11          11          12         415       1,143
                                                  -             --          --          --         ---       -----
    Total non-performing loans.............   1,436          1,681       1,469       1,568       1,302       2,077
                                              -----          -----       -----       -----       -----       -----
Foreclosed assets..........................      65             51          41         122           -           -
                                                 --             --          --         ---           -           -
    Total non-performing assets............   1,501          1,732       1,510       1,690       1,302       2,077
                                              -----          -----       -----       -----       -----       -----
Loans past due 90 or more days and
  accruing interest........................    $189           $  -         $19          $1        $288        $190
Non-performing loans to total loans
  at period end............................   1.42%          1.98%       1.67%       2.06%       1.65%       2.91%
Non-performing assets to period end
  total loans and foreclosed assets........   1.49%          2.04%       1.72%       2.21%       1.65%       2.91%

Delinquent and Problem Loans

         When a borrower fails to make a required payment on a loan, Guaranty attempts to cure the delinquency by contacting the borrower. A notice is mailed to the borrower after a payment is 17 days past due and again when the loan is 30 days past due. For most loans, if the delinquency is not cured within 60 days, Guaranty issues a notice of intent to foreclose on the property and if the delinquency is not cured within 90 days, Guaranty may institute foreclosure action. If foreclosed on, real property is sold at a public sale and may be purchased by Guaranty. In most cases, deficiencies are cured promptly.

         The following table sets forth information concerning delinquent mortgage and other loans at December 31, 1997. The amounts presented represent the total remaining principal balances of the related loans, rather that the actual payment amounts which are overdue.

                                Delinquent Loans

                                  Residential          Commercial          Construction
                                  Real Estate          Real Estate           and Land             Consumer
                              -----------------    -----------------    -----------------    -----------------
                              Number     Amount    Number     Amount    Number     Amount    Number     Amount
                              ------     ------    ------     ------    ------     ------    ------     ------
                                                          (Dollars in thousands)
Loans delinquent for:
  31-59 days...........           16     $1,260         -         $-         -         $-         6      $  65
  60-89 days...........            3        515         -          -         -          -         1         68
  90 days and over.....           11        862         -          -         -          -         1        140
                                  --        ---         -          -         -          -         -        ---

    Total delinquent loans        30     $2,637         -         $-         -         $-         8       $273
                                  ==     ======         =         ==         =         ==         =       ====

Allowance for Losses on Loans and Real Estate

         Guaranty provides valuation allowances for anticipated losses on loans and real estate when its management determines that a significant decline in the value of the collateral has occurred, if the value of the collateral is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, Guaranty also provides reserves based on the dollar amount and type of collateral securing its loans, in order to protect against unanticipated losses. A loss experience percentage is established for each loan type and is reviewed annually. Each quarter, the loss percentage is applied to the portfolio, by product type, to determine the minimum amount of reserves required. Although management believes that it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

         An analysis of the allowance for loan losses, including charge-off activity, is presented below for the periods indicated.

                            Allowance for Loan Losses


                                                           Six Months
                                            Year Ended        Ended
                                           December 31,   December 31,                 Year Ended June 30,
                                           ------------   ------------    -----------------------------------------
                                               1997           1996         1996        1995        1994        1993
                                               ----           ----         ----        ----        ----        ----
                                                                  (Dollars in thousands)
Balance at beginning of period.........         $870           $788        $747        $754        $746        $689
Provision (credit) charged to
   operations..........................          122             92          57        (10)          74          37
Charge-offs:
  Real estate..........................           57             10          39           -          66           -
  Consumer.............................            -              -           -           1           -           -

Recoveries:
  Real Estate..........................            -              -          19           -           -           -
  Consumer.............................            -              -           4           4           -          20
Net Charge-offs........................           57             10          16         (3)          66        (20)
                                                  --             --          --         ---          --        ----
Balance, end of period.................         $935           $870        $788        $747        $754        $746
                                                ====           ====        ====        ====        ====        ====

Allowance for loan losses to period
  end total loans......................        0.93%          1.06%       0.93%       0.98%       0.96%       1.05%
Allowance for loan losses to
   nonaccrual loans....................       67.20%         52.10%      54.05%      48.01%      85.01%      79.87%
Net charge-offs to average loans.......        0.06%          0.01%       0.02%       0.00%       0.09%     (0.03%)

Provision for Loan Losses

         For the year ended December 31, 1997, the provision for loan losses was $122,000, compared to $138,000 for calendar year 1996 and $92,000 for the six month period ended December 31, 1996. The provision for loan losses increased to $57,000 for the fiscal year ended June 30, 1996 from a credit of $9,000 for the fiscal year ended June 30, 1995. Guaranty monitors its loan loss allowance monthly and makes provisions as necessary. Management believes that the level of Guaranty's loan loss reserve is adequate. The provision decreased to a credit of $9,000 for the fiscal year ended June 30, 1995 from $74,000 for the fiscal year ended June 30, 1994.

         A breakdown of the allowance for loan losses in dollars and loans in each category to total loans in percentages is provided in the following tables. Because all of these factors are subject to change, the breakdown is not necessarily predictive of future loan losses in the indicated categories.

                     Allocation of Allowance for Loan Losses


                                                                    Six Months Ended
                                       Year Ended December 31          December 31            Year Ended June 30
                                                 1997                      1996                       1996
                                       -----------------------   -----------------------    -----------------------
                                                    Ratio of                   Ratio of                  Ratio of
                                                    Loans to                   Loans to                  Loans to
                                                      Total                      Total                     Total
                                                      Gross                      Gross                     Gross
                                        Allowance     Loans        Allowance     Loans       Allowance     Loans
                                        ---------     -----        ---------     -----       ---------     -----
                                                                  (Dollars in thousands)
Residential real estate..........       $  523         57.40%     $  471         73.74%       $  327       75.15%
Commercial real estate...........          166          8.12         179          9.38           194        8.72
Construction.....................           52         17.10          38          8.68            70       10.01
Consumer and other loans.........           43         17.38          13          8.20            40        6.12
Unallocated......................          115          -              8          -                -        -
                                           ---          -              -          -                -        -
  Total general allowance........          899        100.00%        709        100.00%          631      100.00%
                                                      =======                   =======                   =======
  Total specific allowance.......           36                       161                         157
                                            --                       ---                         ---
     Total allowance.............         $935                      $870                        $788
                                          ====                      ====                        ====



                                                                     Year Ended June 30
                                       -----------------------------------------------------------------------------
                                                 1995                      1994                       1993
                                       -----------------------   -----------------------    ------------------------
                                                    Ratio of                   Ratio of                  Ratio of
                                                    Loans to                   Loans to                  Loans to
                                                      Total                      Total                     Total
                                                      Gross                      Gross                     Gross
                                        Allowance     Loans        Allowance     Loans       Allowance     Loans
                                        ---------     -----        ---------     -----       ---------     -----
                                                                  (Dollars in thousands)
Residential real estate.............      $311         77.58%       $300         83.05%         $185       81.58%
Commercial real estate..............       220          5.62         253          5.24           270        5.66
Construction........................        86         11.09          62          7.17           108        6.68
Consumer and other loans............        32          5.71          30          4.54            15        6.08
                                            --          ----          --          ----            --        ----
  Total general allowance...........       649        100.00%        645        100.00%          578      100.00%
                                                      =======                   =======                   =======
  Total specific allowance..........        98                       109                         168
                                            --                       ---                         ---
      Total allowance...............      $747                      $754                        $746
                                          ====                      ====                        ====

Non-Interest Income

         Guaranty's non-interest income consists primarily of loan fees and servicing income, net gains on the sale of loans and securities, and fees and service charges on deposit accounts. For the year ended December 31, 1997, non-interest income totaled $1.9 million. Loan fees and servicing income were $456,000, gains on sales of loans and securities were $907,000, service charges on checking accounts totaled $166,000, gain on the sale of purchased servicing was $160,000, and other income was $178,000. Management concluded that the costs associated with managing the purchased servicing portfolio, which was secured by property located outside of Guaranty's market area, exceeded the benefits derived from the monthly servicing income. After this sale, primarily all of Guaranty's servicing portfolio is secured by property located in Guaranty's market area. Guaranty intends to continue to service all residential mortgage loans sold in the secondary market that it originates. This is consistent with its focus on a customer service approach to banking. Management does not anticipate purchasing any material servicing rights. Loan and securities sales were a result of the continued strategy of selling all newly originated fixed rate mortgage loans in the secondary market and a restructuring of the balance sheet to reduce interest rate risk relating to fixed rate mortgages and to provide liquidity to fund anticipated loan closings during the first half of 1998.

         For the six months ended December 31, 1996, non-interest income was $462,000. Loan fees and servicing income, gains on the sale of loans and securities, and service charges on checking comprised 57.8%, 15.8% and 11.3%, respectively, of total non-interest income for the six months ending December 31, 1997.

         In the years ended June 30, 1996, 1995 and 1994, loan fees and servicing income accounted for 55.1%, 74.8% and 317.3%, respectively, of non-interest income. Gains on sales of loans and securities were 21.9% and 0.0% of non-interest income in fiscal 1996 and fiscal 1995, respectively. In the year ended June 30, 1994, Guaranty had a loss of $491,000 on sales of loans and securities. Service charges on checking accounts were $90,000 in fiscal 1996 and $78,000 in each of the years ended June 30, 1995 and 1994.

         Non-interest income in fiscal year ended June 30, 1996 was $1.1 million, an increase of $235,000 or 27.0% over non-interest income of $872,000 in fiscal year 1995. Non-interest income for fiscal year ended June 30, 1995, increased by $745,000 or 591.0% over fiscal year 1994.

         Mortgage loan servicing is a significant business for Guaranty, and a by-product of its residential lending business. Guaranty derives fees from mortgage servicing rights ("MSRs"). Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, holding escrow funds for payment of taxes and insurance, making required inspections of the mortgaged premises, contacting delinquent mortgagors, supervising foreclosures in the event of unremitted defaults and generally administering the loans for the investors to whom they have been sold. MSRs are assets that represent the rights to service mortgage loans and in turn to receive the service fee income associated with the mortgage loans. MSRs are amortized against income over the estimated average lives of the loans serviced. If loans are prepaid at rates faster than those originally assumed, adjustments may be required to the unamortized balance, which could result in charges to current earnings. Conversely, slower prepayment rates could result in increases in mortgage loan servicing income in future periods. At December 31, 1997, MSRs totaled $904,000. The weighted average note rate of mortgage loans serviced for others was 7.94% and 7.77% at December 31, 1997 and 1996, respectively. See "Financial Statements-Summary of Accounting Policies." At December 31, 1997 and 1996 loans serviced for others totaled $123.8 million and $172.8 million, respectively. Guaranty serviced loans for others aggregating approximately $168.4 million at June 30, 1996 and $169.6 million at June 30, 1995.

         Guaranty sells fixed rate residential production on an individual loan basis and securitizes loans through the creation of Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and Government National Mortgage Association ("GNMA") mortgage-backed securities.

         During the year ended December 31, 1997 and the six month period ended December 31, 1996, Guaranty sold $24.4 million and $11.8, respectively, of loans and securitized loans. Guaranty sold $7.3 million of fixed rate mortgage loans and securitized loans during fiscal year 1996, compared to $17.2 million in fiscal year 1995. The sale of fixed rate product creates liquidity and an income stream from servicing fees on loans sold.

         Guaranty also trades treasury securities in an effort to take advantage of short term movements in market interest rates. It is Guaranty's policy not to hold trading securities with a cost in excess of $5 million at one time. Trading securities are marked to market monthly. Sale of trading account securities totaled $89.5 million, $35.3 million, $107.3 million and $43.1 million during the year ended December 31, 1997, the six month period ended December 31, 1996 and the years ended June 30, 1996 and 1995, respectively. Guaranty experienced a gain of $5,000 and $24,000 on such sales in the year ended December 31, 1997 and fiscal 1995, respectively, and net losses of $255,000 and $64,000 during the six month period ended December 31, 1996 and the year ended June 30, 1996, respectively.

         Generally accepted accounting principles ("GAAP") allow the inclusion of loan fees in current income to an amount limited to loan underwriting and closing costs. The remaining deferred fees are amortized into income over the estimated remaining lives of the loans to which they relate. Guaranty had deferred fees, net of direct underwriting costs, of $283,000, $290,000 and $314,000 at December 31, 1997 and 1996, and June 30, 1996, respectively.

Non-Interest Expenses

         For the year ended December 31, 1997, non-interest expenses were $3.9 million, compared to $3.0 million for calendar year 1996. The $860,000 increase was due primarily to increased costs associated with the expanded branch network and costs associated with conversion to a state chartered bank effective June 30, 1997. For the six-month period ended December 31, 1996, non-interest expenses were $1.7 million compared to $1.2 million for the same period in 1995. This increase was primarily due to overall growth of Guaranty.

         Non-interest expenses were $2.5 million for the year ended June 30, 1996, compared to $2.5 million for fiscal year 1995, a 1.6% decrease, that resulted primarily from a reduction in personnel expense after loan production offices in Richmond, Virginia, and Waynesboro, Virginia, were closed.

Income Taxes

         Income tax expense for the year ended December 31, 1997 and the fiscal years ended June 30, 1996 and 1995 was $486,000, $344,000 and $100,000,
respectively. The increases are a direct result of increased earnings. For the six month period ended December 31, 1996, Guaranty reported an income tax benefit of $4,000 due to a loss before taxes of $10,000.

Sources of Funds

Deposits

         Deposits have traditionally been the principal source of Guaranty's funds for use in lending and for other general business purposes. In addition to deposits, Guaranty derives funds from loan repayments, cash flows generated from operations, which includes interest credited to deposit accounts, and from repurchase agreements entered into with commercial banks and FHLB of Atlanta advances. Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and the related cost of such funds have varied widely. Borrowings may be used to compensate for reductions in deposits or deposit-inflows at less than projected levels and have been used on a longer-term basis to support expanded lending activities.

         Guaranty attracts both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates. Guaranty offers statement savings accounts, various checking accounts, various money market accounts, fixed-rate certificates with varying maturities, individual retirement accounts and is expanding to provide products and services for small businesses. Guaranty does not solicit brokered deposits. Guaranty's principal use of deposits is to originate loans and fund investment securities.

         At December 31, 1997, deposits were $112.9 million, up 38.8% from $81.4 million at December 31, 1996. Deposits increased 42.3% to $74.7 million at June 30, 1996 from $52.5 million at June 30, 1995. In order to reduce the overall cost of funds and reduce Guaranty's reliance on high cost time deposits and short term borrowings as a funding source, management plans extensive marketing efforts towards attracting lower cost transaction accounts. However, there is no assurance that these efforts will be successful, or if successful, will reduce Guaranty's reliance on time deposits and short term borrowings.

         The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by Guaranty at the dates indicated.

                                    Deposits

                                           December 31         December 31          June 30              June 30
                                              1997                1996                1996                1995
                                          --------------      --------------     ---------------      --------------
                                                                   (Dollars in thousands)
Statement savings accounts............           $6,434              $4,738              $4,654              $4,688
Now accounts..........................           12,037               6,929               6,440               5,818
Money market accounts.................            4,000               3,410               3,213               4,131
30- to 180-day certificates...........            1,326                 250                 227                 324
Nine-month certificate................            1,638                   -                   -                   -
One- to five-year fixed-rate
  certificates........................           87,467              66,013              52,698              29,987
Eighteen-month prime rate certificate.               45                  61               7,455               7,513
                                                 ------              ------              ------              ------
  Total...............................         $112,947             $81,401             $74,687             $52,461
                                               ========             =======             =======             =======

         The following table contains information pertaining to the average amount of and the average rate paid on each of the following deposit categories for the periods indicated.

                                   Year Ended          Six Months Ended
                                  December 31            December 31                    Years Ended June 30
                                  -----------            -----------                    -------------------
                                      1997                   1996                   1996                   1995
                                      ----                   ----                   ----                   ----
                                Average     Average    Average     Average    Average     Average    Average     Average
                                Balance   Rate Paid    Balance   Rate Paid    Balance   Rate Paid    Balance   Rate Paid
                                -------   ---------    -------   ---------    -------   ---------    -------   ---------
Noninterest bearing demand
  deposits                       $1,658       0.00%     $1,324       0.00%     $1,066       0.00%       $787       0.00%
Interest bearing demand
  deposits                                    2.59%                  2.76%                  2.74%                  2.83%
                                 11,110                  8,765                  8,927                  9,895
Savings deposits                              3.36%                  3.41%                  3.35%                  3.45%
                                  5,654                  4,870                  4,541                  5,596
Time deposits                    80,779       5.51%     63,346       5.54%     48,460       5.64%     38,938       5.05%
                                -------       -----    -------       -----    -------       -----    -------       -----
Total deposits                  $99,201       4.97%    $78,305       5.00%    $62,994       5.06%    $55,216       4.81%
                                =======       =====    =======       =====    =======       =====    =======       =====

         The variety of deposit accounts offered by Guaranty has allowed it to be competitive in obtaining funds and has allowed it to respond with flexibility to, although not eliminate, the threat of disintermediation (the flow of funds away from depository institutions into direct investment vehicles such as government and corporate securities). The ability of Guaranty to attract and maintain deposits, and its cost of funds, has been, and will continue to be, significantly affected by money market conditions.

         The following table sets forth the deposit flows of Guaranty during the periods indicated.

                                  Deposit Flows

                                         Year Ended          Six Months Ended
                                        December 31             December 31                Year Ended June 30
                                      -----------------      ------------------      -------------------------------
                                            1997                   1996                   1996            1995
                                            ----                   ----                   ----            ----
                                                                 (Dollars in thousands)
Opening balance.................           $81,401                 $74,687               $52,461         $53,467
Net deposits (withdrawals)......            26,624                   4,754                19,093         (3,446)
Interest credited...............             4,922                   1,960                 3,133           2,440
                                             -----                   -----                 -----           -----
Ending balance..................          $112,947                 $81,401               $74,687         $52,461
                                          ========                 =======               =======         =======

Net increase (decrease).........           $31,546                  $6,714               $22,226        ($1,006)
Percent increase (decrease).....            38.75%                   8.99%                42.37%         (1.88%)


         The following table indicates the amount of Guaranty's certificates of deposits by time remaining until maturity as of December 31, 1997.

                                Maturities of CDs

                                                                           Maturity
                                           --------------------------------------------------------------------------
                                                3 Months      Over 3 to      Over 6 to        Over
                                                or less        6 months      12 months      12 months          Total
                                                -------        --------      ---------      ---------          -----
                                                                    (Dollars in thousands)
Certificates   of   deposit   less   than
  $100,000................................       $16,452        $19,070        $31,879        $11,967        $79,368

Certificates  of deposit of  $100,000  or
  more....................................         5,715            649          3,895            849         11,108
                                                  ------         ------        -------         ------        -------
  Total of certificates of deposits.......       $22,167        $19,719        $35,774        $12,816        $90,476
                                                 =======        =======        =======        =======        =======

Borrowings

         As a member of the FHLB of Atlanta, Guaranty is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Atlanta may prescribe the acceptable uses to which these advances may be put, as well as on the size of the advances and repayment provisions. The advances are collateralized by Guaranty's investment in Federal Home Loan Bank stock and certain mortgage loans. See Note 9 of the Notes to Consolidated Financial Statements for information regarding the maturities and rate structure of Guaranty's FHLB advances. At December 31, 1997, no advances were outstanding to the FHLB.

         Guaranty's borrowings also include securities sold under agreements to repurchase, with mortgage-backed securities or Treasury securities pledged as collateral. The proceeds are used by Guaranty for general corporate purposes. At December 31, 1997, Guaranty had $3.0 million outstanding in securities sold under agreement to repurchase.

         Guaranty uses borrowings to supplement deposits when they are available at a lower overall cost to Guaranty or they can be invested at a positive rate of return.

         The following table sets forth the maximum month-end balances, average balances and weighted average rates, of FHLB advances and securities sold under agreements to repurchase for the periods indicated.

                                   Borrowings

                                       Year Ended         Six Months Ended
                                      December 31           December 31                   Year Ended June 30
                                      -----------           -----------                   ------------------
                                          1997                  1996                  1996                  1995
                                          ----                  ----                  ----                  ----
                                                                  (Dollars in thousands)
Maximum Balance:
  FHLB advances...............          $17,500               $22,500               $28,050               $28,250
  Securities sold under
    agreements to repurchase..            5,867                 9,957                 9,930                 4,230


                                    Average   Average     Average   Average    Average    Average     Average   Average
                                    Balance    Rate       Balance    Rate      Balance     Rate       Balance    Rate
                                    -------    ----       -------    ----      -------     ----       -------    ----
FHLB advances.................      $10,869    6.23%      $19,550    5.79%     $22,829    6.21%       $26,208    6.67%
Securities sold under
  agreements to repurchase....        3,200    3.97%        6,321    5.66%       3,112    5.65%           783    7.98%


         The following table sets forth the balances of Guaranty's short-term borrowings at the dates indicated.

                              Short-Term Borrowings

                                                      December 31         December 31                  June 30
                                                     ---------------    ----------------    ------------------------------
                                                          1997               1996                1996           1995
                                                          ----               ----                ----           ----
                                                                              (Dollars in thousands)
FHLB advances.....................................           $0               $7,500           $12,500         $19,550
Securities sold under agreements to repurchase....        2,989                6,681             6,104               0
                                                          -----                -----             -----               -
    Total short-term borrowings...................       $2,989              $14,181           $18,604         $19,550
                                                         ======              =======           =======         =======

Weighted average interest rate of
  short-term FHLB advances........................        0.00%                6.35%             6.02%           4.52%

Weighted average interest rate of
  securities sold under agreements to repurchase..        6.29%                6.50%             5.65%           0.00%

         See notes 6, 7 and 8 to the Consolidated Financial Statements.

Liquidity and Capital Resources

         Liquidity is the ability to meet present and future financial obligations either through the sale of existing assets or the acquisition of additional funds through asset and liability management. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As a result of Guaranty's management of liquid assets and the ability to generate liquidity through increasing deposits, Management believes that Guaranty maintains overall liquidity that is sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

         Guaranty's primary sources of funds are deposits, borrowings, and amortization, prepayments and maturities of outstanding loans and investments and loan sales. While scheduled payments from the amortization of loans and securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Excess funds are invested in overnight deposits to fund cash requirements experienced in the normal course of business. Guaranty has been able to generate sufficient cash through its deposits as well as borrowings.

         The following information should be read in conjunction with the statements of cash flows, which appear on pages F-8 through F-10 of Guaranty's consolidated financial statements.

         Cash and cash equivalents were approximately $6.0 million at December 31, 1997 and 1996. The $16.0 million of net cash provided by operating activities was primarily a result of $898,000 of net income, proceeds from loan sales of $24.8 million, and proceeds from the sale of securities of $114.5 million. In addition, financing activities provided $14.3 million primarily as a result of a net increase in deposits of $31.5 million, and net proceeds of $4.5 million from a secondary stock offering that closed in January 1997. Total cash provided by operating and financing activities of $30.3 million was absorbed by investing activities consisting primarily of a net increase in loans of $18.5 million, expenditures of $1.4 million for property and equipment (primarily for the new Harrisonburg branch that opened in May 1997), and purchases of available for sale securities totaling $33.3 million (offset by sales of available for sale securities of $21.9 million).

         For the year ended June 30, 1995, cash and cash equivalents increased $4.5 million to $5.8 million, as the net cash provided by investing and financing activities exceeded the cash used in operating activities. The $3.7 million of net funds provided by investing activities resulted mainly from a $2.5 million decrease in loans and $1.3 million in principal payment on held to maturity securities. The $1.2 million of net cash provided by financing activities resulted primarily from proceeds from the issuance of common stock of $2.1 million.

         Guaranty uses its sources of funds primarily to meet operating needs, to pay deposit withdrawals and fund loan commitments. At December 31, 1997 and 1996, total approved loan commitments were $3.8 million and $3.0 million, respectively. In addition, at December 31, 1997 and 1996, commitments under unused lines of credit were $14.3 million and $6.4 million, respectively. At June 30, 1996, the total approved loan commitments outstanding amounted to $3.9 million. At the same date, commitments under unused lines of credit amounted to $5.4 million. Certificates of deposits scheduled to mature in one year or less at December 31, 1997 and 1996, and June 30, 1996 totaled $77.7 million, $57.3 million and $51.2 million, respectively. Management believes that a significant portion of maturing deposits will remain with Guaranty.

         Management intends to fund anticipated loan closings and operating needs during 1998 through cash on hand, proceeds from the sale of an offering, proceeds from the sale of loans and securities, cash generated from operations and anticipated increases in deposits. Through February 28, 1998, net deposits were $121.4 million, an increase of $8.5 million in comparison to total deposits at December 31, 1997 of $112.9 million. This increase consisted primarily of increases in time deposits (primarily with a one-year maturity at origination) of $3.4 million and demand deposits of $2.2 million. Current and anticipated marketing programs will be primarily targeted at the attraction of lower cost transaction accounts. Concurrent with the strategies employed to attract these accounts, management plans to gradually reduce the rate paid on time deposits in comparison to the competition. However, the pricing of time deposits will be balanced against upcoming maturities to ensure that liquidity is not adversely impacted by a large run off of time deposits.

         Proceeds from the sale of securitized loans and fixed rate loans originated for sale in the secondary market were $11.6 million through February 28, 1998. In addition, at February 28, 1998, loans available for sale in the secondary market were $10.6 million (cost approximates market at this date). Although management has no plans to sell adjustable rate mortgages (ARMs), approximately $24.0 million of conforming ARMs are currently carried in the loan portfolio and could be sold if needed to meet liquidity needs of Guaranty. The need to sell portfolio loans to meet liquidity requirements is mitigated by the Bank's $20.0 million line of credit at the FHLB. As of March 31, 1998, no outstanding balances existed under this line nor was this line used during the period January 1, 1998 through March 31, 1998 to fund short term cash needs of Guaranty.

         No assurances can be made that management's plans to provide for Guaranty's liquidity needs will be successful, or if successful, will generate the cash needed to fund operations or reduce Guaranty's historical reliance on higher cost time deposits and FHLB advances as the primary funding source.

         Capital represents funds, earned or obtained, over which financial institutions can exercise greater control in comparison with deposits and borrowed funds. The adequacy of Guaranty's capital is reviewed by management on an ongoing basis with reference to size, composition, and quality of Guaranty's resources and consistent with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will support anticipated asset growth and absorb any potential losses.

         Guaranty and the Bank are subject to Federal Reserve regulations, including the BHCA. At December 31, 1997, Guaranty exceeded all such regulatory capital requirements as shown in the following table.

                                     Capital

                                                                       Six Months
                                                   Year Ended            Ended
                                                  December 31         December 31               Year Ended June 30
                                                 ---------------    -----------------    ---------------------------------
                                                      1997                1996               1996               1995
                                                      ----                ----               ----               ----
                                                                               (Dollars in thousands)
Tier 1 Capital:
  Common stock...............................       $1,877                $1,155           $1,149              $1,144
  Capital surplus............................        5,725                 1,976            1,981               1,971
  Retained earnings..........................        4,208                 3,445            3,498               2,900
  Unrealized Loss on available for sale
    securities...............................            -                    -                 -                   -
                                                    ------                 -----            -----               -----
    Total Tier 1 Capital.....................       11,810                 6,576            6,628               6,015
                                                    ------                 -----            -----               -----

Tier 2 Capital:
  Allowance for loan losses (1)..............          935                   706              631                 565
  Allowable long-term debt...................            -                    -                 -                   -
                                                    ------                 -----            -----               -----
    Total Tier 2 Capital.....................          935                   706              631                 565
                                                    ------                 -----            -----               -----
      Total Risk-Based Capital...............      $12,745                $7,282           $7,259              $6,580
                                                   =======                ======           ======              ======

Risk-weighted assets.........................      $82,666               $56,500          $54,650             $45,200

Capital Ratios:
  Tier 1 Risk-Based Capital ratio............       14.29%                11.64%           12.13%              13.31%
  Total Risk-Based Capital ratio.............       15.42%                12.89%           13.28%              14.56%
  Tier 1 Capital to average adjusted total
     assets..................................        9.57%                 5.81%            6.59%               6.52%

------------------

(1) The allowance for loan losses included in Tier 1 Capital calculation is limited by regulation to 1.25% of Risk-weighted assets.

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

Accounting Rules

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Management does not expect the application of this pronouncement to have a material effect on the financial statements of Guaranty.

Subsidiary Activities

         The Bank has two wholly owned subsidiaries, GMSC, Inc. ("GMSC") and Guaranty Investments Corporation ("GICO"). GMSC is a financing subsidiary through which Guaranty formed a Real Estate Mortgage Investment Conduit ("REMIC"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Guaranty sells non-deposit investment products through GICO. GICO had a net loss of $27,000 for the year ended December 31, 1997 and net income of $3,000 and $1,000 for the six month period ended December 31, 1996 and the year ended June 30, 1996, respectively.

         In 1987, Guaranty formed GMSC and entered into a REMIC in order to create liquidity. Guaranty utilized the REMIC to pool $19.9 million of fixed rate mortgages into mortgage backed securities, which were used as collateral for bonds sold to private investors. The bonds bore a coupon of 8.0% and were sold at a discount and costs of issuance of approximately $3.3 million. The bond discount and issuance costs are amortized against income as mortgage underlying the bonds repay. In the fiscal years ended June 30, 1996, 1995, and 1994, with rapidly falling interest rates, Guaranty experienced significant repayment of mortgages, resulting in an amortization expense of $160,000, $124,000, and $968,000, respectively. For the year ended December 31, 1997 and the six month period ended December 31, 1996, amortization expense was $64,000 and $39,000, respectively. The amortization of the REMIC expenses is treated as interest expense.

Year 2000 Project

         The Year 2000 presents problems for businesses that are dependent on computer hardware and software to perform date dependent calculations and logic comparisons. A great deal of software and microchip technology was developed utilizing two digit years rather than four digit years (example: 97 instead of 1997). Technology utilizing two digit years most likely will not be able to distinguish the year 2000 from 1900, and therefore may shut down or perform miscalculations and comparisons as much as 100 years off.

         Management is fully aware this presents a potential business disruption and has begun a program of due diligence in addressing the impact of the Year
2000 on Guaranty. Presently, Guaranty is still in the discovery stage of identifying all areas and processes rendering exposure to the Year 2000 problem. However, Guaranty, in conjunction with its outside service bureau, has developed a plan to address Year 2000 exposure surrounding Guaranty's computer and data processing systems. Since early 1997,

Guaranty has been updating its systems hardware to be Year 2000 compliant. The next step involves testing system software, which is scheduled to begin in mid to late 1998, and it is estimated that the process will cost approximately $25,000 to complete. In conjunction with this testing, Guaranty plans to test its other systems that are not related to the service bureau. Management anticipates Guaranty will be Year 2000 compliant, thus satisfying all regulatory requirements.


Item 7.        Financial Statements.

         The following financial statements are filed as a part of this report following Item 13 below:

         Report of Independent Certified Public Accountants
         Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Operations for the years ended December 31,
            1997 and June 30, 1996 and 1995 and the six months ended December 31, 1996
         Consolidated  Statements  of  Stockholders'  Equity for the years ended
            December 31, 1997 and June 30, 1996 and 1995 and the six months ended December 31, 1996
         Consolidated  Statements of Cash Flows for the years ended December 31,
            1997 and June 30, 1996 and 1995 and the six months ended December 31, 1996
         Summary of Accounting Policies
         Notes to Consolidated Financial Statements


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There  were  no  changes  in  or  disagreements   with  accountants  on
accounting and financial disclosure during the last two fiscal years.



                                    PART III

Item 9.        Directors,  Executive  Officers,  Promoters and Control  Persons;
               Compliance with Section 16(a) of the Exchange Act.

         Information set forth under the headings "Election of Directors," "Executive Officers Who Are Not Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance" in Guaranty's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders, which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of Guaranty's 1997 fiscal year (the "1998 Proxy Statement"), is hereby incorporated by reference.

Item 10.        Executive Compensation

         Information set forth under the headings "Executive Compensation -- Summary of Cash and Certain Other Compensation," "-- Stock Option Grants," "-- Option Exercises and Holdings," "-- Directors' Fees," and "-- Employment Agreements" in the 1998 Proxy Statement is hereby incorporated by reference.


Item 11.        Security Ownership of Certain Beneficial Owners and Management

         Information set forth under the headings "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the 1998 Proxy Statement is incorporated by reference.


Item 12.        Certain Relationships and Related Transactions

         Information set forth under the heading "Transactions with Management" in the 1998 Proxy Statement is hereby incorporated by reference.


Item 13.        Exhibits and Reports on Form 8-K

         The following documents are attached hereto or incorporated herein by reference as Exhibits:

         (a)    Exhibits

                3.1 Amended and Restated Articles of Incorporation of Guaranty Financial Corporation. (restated in electronic format).

                3.2      Bylaws of Guaranty Financial  Corporation.

                10.1 Guaranty Savings and Loan, F.A. 1991 Incentive Plan, attached as Exhibit 10.1 to the Registrant's
                         Registration Statement on Form S-4, as amended, Registration No. 33-76064, incorporated herein by reference.


         (b)    Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary





                                                            Financial Statements
                                           For the Year Ended December 31, 1997,
                                      the Six Months Ended December 31, 1996 and
                                          the Years Ended June 30, 1996 and 1995

                         GUARANTY FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





Report of Independent Certified Public Accountants                                                        F-3

Consolidated Financial Statements

  Balance Sheets as of December 31, 1997 and 1996                                                         F-4

  Statements of Operations for the years ended December 31, 1997 and
    June 30, 1996 and 1995 and the six months ended December 31, 1996                               F-5 - F-6

  Statements of Stockholders' Equity for the years ended December 31, 1997
    and June 30, 1996 and 1995 and the six months ended December 31, 1996.                                F-7

  Statements of Cash Flows for the years ended December 31, 1997 and June 30, 1996
    and 1995 and the six months ended December 31, 1996                                            F-8 - F-10


Summary of Accounting Policies                                                                    F-11 - F-17

Notes to Consolidated Financial Statements                                                        F-18 - F-39



Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders
Guaranty Financial Corporation
Charlottesville, Virginia

We have audited the consolidated balance sheets of Guaranty Financial Corporation and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1997 and the six months ended December 31, 1996, and for each of the two years in the period ended June 30, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guaranty Financial Corporation and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the year ended December 31, 1997, the six months ended December 31, 1996 and for each of the two years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.

As explained in the Summary of Accounting Policies, Guaranty Financial Corporation adopted Statement of Financial Accounting Standards No. 122 and Statement of Financial Accounting Standards No. 109 in the years ended June 30, 1996 and 1995, respectively.


                                                     /s/ BDO Seidman, LLP

                                                     BDO Seidman, LLP
Richmond, Virginia
January 30, 1998


December 31,                                                                     1997               1996
--------------------------------------------------------------------------------------------------------

    Assets

Cash and cash equivalents                                                $  5,916,504       $  6,076,315
Investment securities (Notes 1 and 7)
  Held-to-maturity                                                          2,845,560          3,156,857
  Available for sale                                                       11,523,908                  -
  Trading                                                                   1,032,188         16,736,295
Investment in Federal Home Loan Bank stock, at
  cost (Note 9)                                                               860,100          1,360,200
Other investments                                                              79,000                  -
Loans receivable, net (Notes 2 and 11)                                     99,674,549         81,270,173
Accrued interest receivable                                                   844,212            671,211
Real estate owned                                                              64,985             50,964
Office properties and equipment, net (Note 3)                               5,999,778          4,946,153
Other assets (Note 2)                                                       1,867,693          1,751,757
--------------------------------------------------------------------------------------------------------








                                                                         $130,708,477       $116,019,925
========================================================================================================

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                                     Consolidated Balance Sheets



December 31,                                                                                     1997               1996
------------------------------------------------------------------------------------------------------------------------

   Liabilities and Stockholders' Equity
Liabilities
  Deposits (Note 4)                                                                      $112,947,012        $81,401,071
  Bonds payable (Notes 1 and 7)                                                             2,360,083          2,705,813
  Advances from Federal Home Loan Bank (Note 9)                                                     -         17,500,000
  Securities sold under agreement to repurchase (Notes 1 and 8)                             2,989,000          6,681,000
  Accrued interest payable                                                                     58,404             60,989
  Income taxes payable (Note 10)                                                              181,100                  -
  Prepayments by borrowers for taxes and insurance                                             80,824            105,901
  Other liabilities                                                                           231,900            989,402
------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                         118,848,323        109,444,176
------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Notes 12, 14 and 15)
------------------------------------------------------------------------------------------------------------------------

Stockholders'  Equity (Notes 13 and 14)
  Preferred stock, par value $1 per share, 500,000 shares
    authorized, none issued
  Common stock, par value $1.25 per share, 4,000,000 shares
    authorized, 1,501,383, and 924,008 shares issued and
    outstanding                                                                             1,876,729          1,155,010
  Additional paid-in capital                                                                5,724,954          1,975,695
  Unrealized gain on available for sale securities (Note 1)                                    50,971                  -
  Retained earnings - substantially restricted                                              4,207,500          3,445,044
------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                 11,860,154          6,575,749
------------------------------------------------------------------------------------------------------------------------

                                                                                         $130,708,477       $116,019,925
========================================================================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                           Consolidated Statements of Operations


                                                       Year Ended       Six Months Ended
                                                       December 31,       December 31,            Year Ended June 30,
                                                          1997               1996                1996             1995
------------------------------------------------------------------------------------------------------------------------
Interest income
  Loans                                                $7,584,732        $3,454,559          $6,441,903       $5,897,002
  Mortgage-backed securities                            1,045,831           564,079             652,639          495,620
  Investment securities                                   889,245           254,833             498,686          383,555
  Trading account assets                                        -             2,911              23,390           12,176
------------------------------------------------------------------------------------------------------------------------

Total interest income                                   9,519,808         4,276,382           7,616,618        6,788,353
------------------------------------------------------------------------------------------------------------------------

Interest expense
  Deposits                                              4,922,258         1,960,029           3,132,660        2,439,585
  Borrowings (Notes 7, 8 and 9)                         1,116,152           979,936           2,059,402        2,223,267
------------------------------------------------------------------------------------------------------------------------

Total interest expense                                  6,038,410         2,939,965           5,192,062        4,662,852
------------------------------------------------------------------------------------------------------------------------

Net interest income                                     3,481,398         1,336,417           2,424,556        2,125,501

Provision (credit) for loan losses
  (Note 2)                                                122,320            91,850              56,665          (9,443)
------------------------------------------------------------------------------------------------------------------------

Net interest income after
  provision for loan losses                             3,359,078         1,244,567           2,367,891        2,134,944
------------------------------------------------------------------------------------------------------------------------

Other income
  Loan fees and servicing income                          456,515           266,505             610,020          651,852
  Net gain on sale of loans
    and securities                                      1,067,348            72,547             242,866              206
  Service charges on checking                             166,072            52,058              90,156           77,542
  Other                                                   177,837            70,977             164,090          142,034
------------------------------------------------------------------------------------------------------------------------

Total other income                                      1,867,772           462,087           1,107,132          871,634
------------------------------------------------------------------------------------------------------------------------


                                                                    continued...

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                           Consolidated Statements of Operations
                                                                     (continued)



                                                       Year Ended       Six Months Ended
                                                       December 31,        December 31,           Year Ended June 30,
                                                          1997                1996               1996            1995
-----------------------------------------------------------------------------------------------------------------------
Other expenses
  Personnel (Notes 14 and 15)                          $2,010,794        $  748,083          $1,013,674      $1,194,410
  Occupancy (Note 12)                                     523,502           131,593             302,139         310,114
  Data processing (Note 12)                               422,851           165,548             257,038         210,110
  BIF/SAIF premium disparity
    assessment                                                  -           346,851                 -                 -
  Deposit insurance premiums                               87,298           100,908             190,263         195,818
  Other                                                   798,650           223,553             724,321         619,373
-----------------------------------------------------------------------------------------------------------------------

Total other expenses                                    3,843,095         1,716,536           2,487,435       2,529,825
-----------------------------------------------------------------------------------------------------------------------
Income (loss) before income
  taxes                                                 1,383,755            (9,882)            987,588         476,753

Provision for income taxes (Note 10)                      486,040            (3,500)            344,338         100,508
-----------------------------------------------------------------------------------------------------------------------

Net income (loss)                                      $  897,715        $   (6,382)         $  643,250      $  376,245
=======================================================================================================================

Basic and Diluted Earnings Per Share                   $      .61        $     (.01)         $      .70      $      .70
=======================================================================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                 Consolidated Statements of Stockholders' Equity



                                                                                    Unrealized
                                                                   Additional     Gain (Loss) on                           Total
                                                    Common           Paid-in       Available for       Retained        Stockholders'
                                                     Stock           Capital      Sale Securities      Earnings           Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1994                           $  671,460       $  335,730       $        -         $2,524,089       $ 3,531,279

Stock options exercised
  (Note 14)                                          23,000           57,200                -                  -            80,200
Issuance of common stock
  (Note 13)                                         450,000        1,578,015                -                  -         2,028,015
Net income                                                -                -                -            376,245           376,245
------------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1995                            1,144,460        1,970,945                -          2,900,334         6,015,739

Stock options exercised
  (Note 14)                                           4,500           10,800                -                  -            15,300
Cash dividend                                             -                -                -            (45,958)          (45,958)
Unrealized loss on available for
  sale securities (Note 1)                                -                -         (279,182)                 -          (279,182)
Net income                                                -                -                -            643,250           643,250
------------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1996                            1,148,960        1,981,745         (279,182)         3,497,626         6,349,149

Cash dividend                                             -                -                -            (46,200)          (46,200)
Realized loss on available
  for sale securities (Note 1)                            -                -          279,182                  -           279,182
Stock options exercised (Note 14)                    12,500           32,000                -                  -            44,500
Repurchase of common stock                           (6,450)         (38,050)               -                  -           (44,500)
Net loss                                                  -                -                -             (6,382)           (6,382)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                        1,155,010        1,975,695                -          3,445,044         6,575,749

Issuance of common stock (Note 13)                  718,750        3,752,228                -                  -         4,470,978
Cash dividend                                             -                -                -           (135,259)         (135,259)
Unrealized gain on available for
  sale securities (Note 1)                                -                -           50,971                  -            50,971
Stock options exercised (Note 14)                     5,000           14,520                -                  -            19,520
Repurchase of common stock                           (2,031)         (17,489)               -                  -           (19,520)
Net income                                                -                -                -            897,715           897,715
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                       $1,876,729       $5,724,954       $   50,971         $4,207,500       $11,860,154
====================================================================================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                           Consolidated Statements of Cash Flows


                                                       Year Ended         Six Months Ended
                                                      December 31,          December 31,                 Year Ended June 30,
                                                          1997                  1996                  1996               1995
----------------------------------------------------------------------------------------------------------------------------------
Operating activities
  Net income (loss)                                  $    897,715          $     (6,382)        $     643,250        $    376,245
  Adjustments to reconcile net
    income (loss) to net cash
    provided (absorbed) by
    operating activities
      Provision (credit) for loan losses                  122,320                91,850                56,665              (9,443)
      Depreciation and amortization                       354,005                76,160                95,511              93,775
      Amortization of deferred loan fees                  (89,564)              (63,841)             (136,086)           (123,528)
      Net amortization of premiums
        and accretion of discounts                         64,154                84,606               199,060              54,822
      Loss (gain) on sale of loans                       (518,736)             (216,537)             (204,901)             60,367
      Originations of loans held
        for sale                                      (24,280,323)          (11,773,561)           (7,203,819)        (11,765,459)
      Proceeds from sale of loans                      24,799,059            11,822,300             7,160,241          11,825,826
      Gain on sale of
        mortgage-backed securities                       (236,761)             (111,039)                    -             (36,418)
      Originations of loans securitized                         -                     -                     -          (5,596,082)
      Purchase of mortgage backed
        securities                                    (24,754,127)          (23,980,081)                    -                   -
      Proceeds from sale of
        mortgage-backed securities                     24,990,888            17,844,790                     -           5,415,983
      Gain on sale of securities
        available for sale                               (147,433)                    -              (101,685)                  -
      Gain on disposal of office
        properties and equipment                                -                     -                (1,341)             (1,806)
      (Gain) loss on sale of trading
        account securities                                 (5,520)              255,030                63,720             (24,155)
      Purchases of trading account
        securities                                    (73,838,893)          (36,330,973)         (107,346,227)        (43,113,114)
      Sales of trading account
        securities                                     89,548,520            35,305,544           107,282,507          43,137,269

                                                                    continued...

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                           Consolidated Statements of Cash Flows
                                                                     (continued)


                                                       Year Ended          Six Months Ended
                                                      December 31,           December 31,                Year Ended June 30,
                                                          1997                   1996                  1996               1995
-----------------------------------------------------------------------------------------------------------------------------------
Operating activities (cont'd)
      Changes in
        Accrued interest receivable                  $   (173,001)         $      40,631        $     (127,600)      $     (27,424)
        Other assets                                     (115,936)               (24,917)             (442,298)           (192,025)
        Accrued interest payable                          (15,698)               (38,308)               13,018             (21,951)
        Income taxes                                      214,100                 (3,000)                    -             (87,000)
        Prepayments by borrowers
          for taxes and insurance                         (25,077)               (39,829)             (160,616)            181,671
        Other liabilities                                (777,389)            (1,141,898)              689,882            (592,864)
-----------------------------------------------------------------------------------------------------------------------------------

Net cash provided (absorbed)
  by operating activities                              16,012,303             (8,209,455)              479,281            (445,311)
-----------------------------------------------------------------------------------------------------------------------------------

Investing activities
  Net (increase) decrease in
    loans                                             (18,451,153)             2,880,494           (8,486,970)           2,484,824
  Principal repayments on held
    to maturity securities                                309,815                776,007              998,457            1,260,076
  Purchase of securities
    available for sale                                (33,334,183)                     -          (28,399,062)                   -
  Proceeds from sales of
    securities available for sale                      21,929,679                      -           18,507,960                    -
  Sale of FHLB stock                                      500,100                      -                    -               77,300
  Proceeds from sale of office
    properties and equipment                                    -                      -                4,522               15,389
  Purchases of office properties
    and equipment                                      (1,407,630)            (1,515,180)          (3,186,982)            (152,668)
-----------------------------------------------------------------------------------------------------------------------------------

Net cash provided (absorbed)
  by investing activities                             (30,453,372)             2,141,321          (20,562,075)           3,684,921
-----------------------------------------------------------------------------------------------------------------------------------

                                                                    continued...

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                           Consolidated Statements of Cash Flows
                                                                     (continued)


                                                       Year Ended         Six Months Ended
                                                      December 31,          December 31,               Year Ended June 30,
                                                          1997                  1996                 1996                1995
-----------------------------------------------------------------------------------------------------------------------------------
Financing activities
  Net increase (decrease)
    in deposits                                       $31,545,941          $ 6,713,625           $22,226,807          $(1,006,244)
  Repayment of Federal Home
    Loan Bank advances                                (21,000,000)         (10,000,000)          (31,510,000)         (15,200,000)
  Proceeds from Federal Home
    Loan Bank advances                                  3,500,000           10,000,000            23,960,000           16,300,000
  Principal payments on bonds
    payable, including
    unapplied payments                                   (408,402)            (531,459)             (988,607)            (968,556)
  Increase (decrease) in
    securities sold under
    agreements to repurchase                           (3,692,000)             577,000             6,104,000                    -
  Proceeds from issuance of
    common stock                                        4,470,978                    -                15,300            2,108,215
  Dividends paid                                         (135,259)             (46,200)              (45,958)                   -
-----------------------------------------------------------------------------------------------------------------------------------

Net cash provided
  by financing activities                              14,281,258            6,712,966            19,761,542            1,233,415
-----------------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash
  and cash equivalents                                   (159,811)             644,832              (321,252)           4,473,025

Cash and cash equivalents,
  beginning of period                                   6,076,315            5,431,483             5,752,735            1,279,710
-----------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents,
  end of period                                       $ 5,916,504          $ 6,076,315           $ 5,431,483          $ 5,752,735
===================================================================================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                                  Summary of Accounting Policies




Nature of Business       Guaranty  Financial  Corporation (the "Parent Company")
and Regulatory           is a bank holding  company whose principal asset is its
Environment              wholly-owned  subsidiary,  Guaranty  Bank (the "Bank").
                         The Bank provides a full range of banking services to individual and corporate customers. In these financial statements, the consolidated group is referred to collectively as the "Corporation".

                         At June 30, 1997, the Bank was converted from a federal savings association to a Virginia chartered Federal Reserve member bank. As a result, the Corporation changed their year end from June 30, to December 31.

                         The Federal Deposit Insurance Corporation ("FDIC") is the federal deposit insurance administrator for both banks and savings associations. The FDIC has specific authority to prescribe and enforce such regulations and issue such orders as it deems necessary to prevent actions or practices by financial institutions that pose a serious threat to the Bank Insurance Fund ("BIF").

                         Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Act"), the FDIC imposed a special assessment on Savings Association Insurance Fund ("SAIF") members to capitalize the SAIF to a designated reserve level. Prior to the Bank's conversion to a state chartered bank, it was a member of SAIF and therefore, subject to the SAIF special assessment. Based on the Bank's deposits as of March 31, 1995, the date for measuring the special assessment, the Bank was assessed approximately $347,000 during the six months ended December 31, 1996.

Principles of            The  consolidated   financial  statements  include  the
Consolidation            accounts of Guaranty Financial Corporation and Guaranty
                         Bank, (a wholly-owned  subsidiary),  and GMSC, Inc. and
                         Guaranty Investment Corp., wholly-owned subsidiaries of
                         the  Bank.  All  material   intercompany  accounts  and
                         transactions have been eliminated in the consolidation.

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

Investment Securities    In May 1993, the Financial  Accounting  Standards Board
                         issued Statement of Financial  Accounting Standards No.
                         115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities". The Corporation adopted the provisions of SFAS 115 during the year ended June
                         30, 1995. The adoption of this Statement had no effect on the operations of the Corporation. SFAS 115 requires that investments in securities are to be classified as either held-to-maturity, trading, or available for sale.

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

Loans Held for           Mortgage loans  originated and intended for sale in the
Sale                     secondary  market  are  carried at the lower of cost or
                         estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

                         The Corporation had approximately $9,200,000 of loans held for sale at December 31, 1997. The estimated market value of these loans exceeded the carrying cost at December 31, 1997. The Corporation had no loans held for sale at December 31, 1996.

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

                         Loans receivable consists primarily of long-term real estate loans secured by first deeds of trust on single family residences, other residential property, commercial property, construction and land located primarily in the state of Virginia. Interest income on mortgage loans is recorded when earned and is recognized based on the level yield method. The Corporation provides an allowance for accrued interest deemed to be uncollectible, which is netted against accrued interest receivable in the consolidated balance sheets.

                         The Corporation defers loan origination and commitment fees, net of certain direct loan origination costs, and the net deferred fees are amortized into interest income over the lives of the related loans as yield adjustments. Any unamortized net fees on loans fully repaid or sold are recognized as income in the year of repayment or sale.

Sale of Loans            The  Corporation  is able to generate  funds by selling
and Participation        loans and  participations  in loans to the Federal Home
in Loans                 Loan  Mortgage  Corporation   ("FHLMC")  and  to  other
                         insured  investors.   Under   participation   servicing
                         agreements,  the  Corporation  continues to service the
                         loans  and  the   participant  is  paid  its  share  of
                         principal and interest collections.

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

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                                  Summary of Accounting Policies
                                                                     (continued)




Sale of Loans            The cost of mortgage  servicing  rights is amortized in
and Participation        proportion  to, and over the period of,  estimated  net
in Loans                 servicing  revenues.  Impairment of mortgage  servicing
(continued)              rights  is  assessed  based on the fair  value of those
                         rights. Fair values are estimated using discounted cash
                         flows  based on a current  market  interest  rate.  For
                         purposes  of  measuring  impairment,   the  rights  are
                         stratified    based    on    the    predominant    risk
                         characteristics of the underlying loans. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.



Allowance for            The  allowance for loan losses is maintained at a level
Possible Loan            considered  by  management  to be  adequate  to  absorb
Losses                   future  loan  losses  currently  inherent  in the  loan
                         portfolio. Management's assessment of the adequacy of the allowance is based upon type and volume of the loan portfolio, past loan loss experience, existing and anticipated economic conditions, and other factors which deserve current recognition in estimating future loan losses. Additions to the allowance are charged to operations. Loans are charged-off partially or wholly at the time management determines collectibility is not probable. Management's assessment of the adequacy of the allowance is subject to evaluation and adjustment by the Corporation's regulators.

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

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                                  Summary of Accounting Policies
                                                                     (continued)




Allowance for            For impaired loans that are on nonaccrual status,  cash
Possible Loan            payments  received are generally  applied to reduce the
Losses                   outstanding  principal  balance.   However,  all  or  a
(continued)              portion of a cash payment received on a nonaccrual loan
                         may be  recognized  as  interest  income to the  extent
                         allowed  by  the  loan  contract,  assuming  management
                         expects  to  fully  collect  the  remaining   principal
                         balance on the loan.

Real Estate              Real estate acquired  through  foreclosure is initially
Owned                    recorded  at the  lower  of fair  value,  less  selling
                         costs, or the balance of the loan on the property at date of foreclosure. Costs relating to the development and improvement of property are capitalized, whereas those relating to holding the property are charged to expense.

                         Valuations are periodically performed by management, and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its estimated fair value, less selling costs.


Securities Sold          The Corporation  enters into sales of securities  under
Under Agreements         agreements    to   repurchase    (reverse    repurchase
to Repurchase            agreements). Fixed-coupon reverse repurchase agreements
                         are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the consolidated statements of condition. The dollar amount of securities underlying the agreements remain in the asset accounts.

Office Properties        Office properties and equipment are stated at cost less
and Equipment            accumulated  depreciation and amortization.  Provisions
                         for depreciation and amortization are computed using the straight-line method over the estimated useful lives of the individual assets or the terms of the related leases, if shorter, for leasehold improvements.
                         Expenditures for betterments and major renewals are capitalized and ordinary maintenance and repairs are charged to expense as incurred.

Income Taxes             Deferred  income  taxes  are  recognized  for  the  tax
                         consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

                         For tax years beginning prior to January 1, 1996, savings banks that met certain definitional tests and other conditions prescribed by the Internal Revenue Code were allowed, within limitations, to deduct from taxable income an allowance for bad debts using the "percentage of taxable income" method. The cumulative bad debt reserve, upon which no taxes have been paid, was approximately $926,000 at December 31, 1997.

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                                  Summary of Accounting Policies
                                                                     (continued)




Income Taxes             Section 1616 of the Small  Business Job  Protection Act
(continued)              of 1996 (the "Act")  repealed the percentage of taxable
                         income  method  of  computing  bad  debt  reserve,  and
                         requires the recapture  into taxable  income of "excess
                         reserves",  on a ratable basis over the next six years.
                         Excess reserves are defined,  in general, as the excess
                         of the balance of the tax bad debt  reserve  (using the
                         percentage of taxable income method) as of the close of
                         the last tax year beginning before January 1, 1996 over
                         the  balance of the reserve as of the close of the last
                         tax  year   beginning   before  January  1,  1988.  The
                         recapture   of  the   reserves   is   deferred  if  the
                         Corporation meets the "residential loan requirement" exception, during either or both of the first two years beginning after December 31, 1995. The residential loan requirement is met, in general, if the principal amount of residential loans made by the Corporation during the year is not less than the Corporation's "base amount".
                         The base amount is defined as the average of the principal amounts of residential loans made during the six most recent tax years beginning before January 1, 1996.

                         As a result of the Act, the Corporation must recapture into taxable income approximately $354,000 ratably over the next six years, beginning December 31, 1998, since the Corporation met the residential loan requirement exemption for the period ended December 31, 1997.

Basic and Diluted        Basic  earnings  per share  includes no dilution and is
Earnings Per Share       computed  by  dividing   income   available  to  common
                         shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The weighted average number of shares of common stock outstanding were 1,466,843 for the year ended December
                         31,  1997 and 920,681  for the six month  period  ended
                         December  31,  1996,  and  917,668  and 541,768 for the
                         years  ended  June 30,  1996,  and 1995,  respectively.


Statements of Cash       Cash and cash  equivalents  include  Federal funds sold
Flows                    with  original  maturities  of  three  months  or less.
                         Interest paid was approximately $6,060,000 for the year
                         ended  December  31,  1997 and  $2,978,000  for the six
                         month period ended  December 31, 1996,  and  $5,179,000
                         and $4,685,000 for the years ended June 30, 1996 and 1995, respectively. Cash paid for income taxes was approximately $350,000 for the year ended December 31, 1997 and $277,000 for the six month period ended
                         December  31,  1996,  and  $180,000 and $42,000 for the
                         years ended June 30, 1996 and 1995, respectively. There was no real estate acquired in settlement of loans for the six month period ended December 31, 1996, and approximately $64,000, $33,000 and $122,000 for the years  ended  December  31,  1997 and June 30, 1996 and
                         1995, respectively.

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                                  Summary of Accounting Policies
                                                                     (continued)




Reclassifications        Certain  reclassifications  have been made in the prior
                         year consolidated financial statements and notes to conform to the December 31, 1997 presentation.

New Accounting           In February  1997, the Financial  Accounting  Standards
Pronouncements           Board  issued   Statement   of   Financial   Accounting
                         Standards  No. 128,  "Earnings  per Share ("SFAS 128").
                         SFAS  128  is  effective  for   financial   statements,
                         including  interim  periods,  issued for periods ending
                         after December 15, 1997.  SFAS 128 provides a different
                         method  for  calculating  earnings  per  share  than is
                         currently used in accordance with APB 15, "Earnings per
                         Share." SFAS 128 provides for the  calculation of Basic
                         and Diluted  earnings  per share.  Basic  earnings  per
                         share  includes no dilution and is computed by dividing
                         income available to common shareholders by the weighted
                         average  number of common  shares  outstanding  for the
                         period.   Diluted   earnings  per  share  reflects  the
                         potential  dilution of  securities  that could share in
                         earnings  of  an  entity,   similar  to  fully  diluted
                         earnings per share.

                         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Management does not expect the application of this pronouncement to have a material effect on the financisal statements of the Corporation.

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements




1.   Investment          A summary of the carrying  value and  estimated  market
     Securities          value of investment securities is as follows:

                         December 31, 1997
                         -----------------------------------------------------------------------------------
                                                                    Gross           Gross         Estimated
                                                    Amortized     Unrealized      Unrealized        Market
                                                      Cost          Gains          Losses           Value
                         -----------------------------------------------------------------------------------
                         Held to Maturity

                           Mortgage-backed
                            securities            $ 2,745,560      $ 13,440        $     -       $ 2,759,000
                           Other                      100,000             -              -           100,000
                         -----------------------------------------------------------------------------------

                                                    2,845,560        13,440              -         2,859,000
                         -----------------------------------------------------------------------------------

                         Available for sale

                           Bonds                   11,415,793        66,590          8,444        11,473,939
                           US Government
                            obligations                49,836           133              -            49,969
                         -----------------------------------------------------------------------------------

                                                   11,465,629        66,723          8,444        11,523,908
                         -----------------------------------------------------------------------------------

                         Trading

                           US Government
                            obligations             1,030,625         1,563              -         1,032,188
                         -----------------------------------------------------------------------------------

                                                    1,030,625         1,563              -         1,032,188
                         -----------------------------------------------------------------------------------

                                                  $15,341,814       $81,726         $8,444       $15,415,096
                         ===================================================================================

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)





1.   Investment          December 31, 1996
     Securities          -----------------------------------------------------------------------------------
     (continued)                                                     Gross           Gross        Estimated
                                                    Amortized     Unrealized      Unrealized       Market
                                                      Cost           Gains          Losses          Value
                         -----------------------------------------------------------------------------------
                         Held to Maturity
                           Mortgage-backed
                            securities            $ 3,156,857     $ 192,143        $      -      $ 3,349,000
                         -----------------------------------------------------------------------------------

                                                    3,156,857       192,143               -        3,349,000
                         -----------------------------------------------------------------------------------

                         Trading
                           Mortgage-backed
                            securities             16,936,529            -          200,234       16,736,295
                         -----------------------------------------------------------------------------------

                                                   16,936,529           -           200,234       16,736,295
                         -----------------------------------------------------------------------------------

                                                  $20,093,386     $ 192,143       $ 200,234      $20,085,295
                         ===================================================================================

                         The amortized cost and estimated market value of investment securities at December 31, 1997 by maturity is as follows:


                                                                                                   Estimated
                                                                                    Amortized        Market
                                                                                       Cost          Value
                         -----------------------------------------------------------------------------------
                         Held to Maturity
                           Mortgage-backed securities                             $ 2,745,560    $ 2,759,000
                           Other                                                      100,000        100,000
                         -----------------------------------------------------------------------------------

                                                                                    2,845,560      2,859,000
                         -----------------------------------------------------------------------------------

                         Available for Sale
                           Due in one year or less                                    149,836        149,969
                           Due in one through five years                            1,013,547      1,015,000
                           Due after five years                                    10,302,246     10,358,939
                         -----------------------------------------------------------------------------------

                                                                                   11,465,629     11,523,908
                         -----------------------------------------------------------------------------------

                                                                                  $14,311,189    $14,382,908
                         ===================================================================================

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)




1.   Investment          Proceeds  from sales of  securities  available for sale
     Securities          was  approximately   $21,930,000  for  the  year  ended
     (continued)         December  31, 1997 and  $18,508,000  for the year ended
                         June  30,  1996.  The   Corporation  had  no  sales  of
                         available for sale securities  during the period ending
                         December  31,  1996.   Gross  gains  of   approximately
                         $147,400 and $101,700 were realized on those sales during the years ended December 31, 1997 and June 30, 1996, respectively.

                         Proceeds from the sale of trading securities was approximately $89,549,000 for the year ended December 31, 1997 and $35,306,000 for the six months ended December 31, 1996, and $107,346,000,and $43,113,000 for
                         the years ended June 30, 1996, and 1995, respectively. Gross gains of approximately $134,000 and gross losses of approximately $128,000 were realized on those sales for the year ended December 31, 1997. Gross gains of approximately $9,900 and gross losses of approximately $265,000 were realized on those sales for the six months ended December 31, 1996. Gross gains of approximately $209,000, and $142,600 and gross losses of approximately $272,700, and $118,400 were realized on those sales during the years ended June 30, 1996 and 1995, respectively.

                         Proceeds from the sale of mortgage backed securities was approximately $24,991,000 for the year ended December 31, 1997 and $17,845,000, and $5,416,000 and for the six months ended December 31, 1996 and the year ended June 30, 1995, respectively. Gross gains of approximately $237,000 were realized on those sales for the year ended December 31, 1997 and $111,000, and $40,000 were realized on those sales for the six months ended December 31, 1996 and the year ended June 30, 1995, respectively. Gross losses on the sales of mortgage-backed securities were $0 for the year ended December 31, 1997, $0 and $4,000 for the six months ended December 31, 1996 and the years ended June 30, 1995, respectively. The Corporation had no sales of mortgage backed securities during the year ended June 30, 1996.

                         Mortgage backed securities of approximately $2,838,000 and $3,157,000 at December 31, 1997 and 1996,
                         respectively, were pledged for bonds payable (Note 7). At December 31, 1997 and 1996 investment securities with a market value of approximately $3,141,000 and $7,349,000, respectively were pledged as collateral under repurchase agreements (Note 8).

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)



2.   Loans Receivable    Loans receivable are summarized as follows:

                         December 31,                                       1997            1996
                         -----------------------------------------------------------------------
                         Residential real estate                     $66,035,224     $67,015,734
                         Commercial real estate                       16,641,057       8,485,966
                         Construction and land                        18,263,062       5,219,979
                         Commercial non-real estate                      503,002               -
                         Consumer                                      6,202,021       4,174,984
                         -----------------------------------------------------------------------

                                                                     107,644,366      84,896,663
                         -----------------------------------------------------------------------
                         Less
                           Undisbursed loan funds                      6,752,222       2,466,623
                           Deferred loan fees                            282,618         290,016
                           Allowance for loan losses                     934,977         869,851
                         -----------------------------------------------------------------------

                                                                       7,969,817       3,626,490
                         -----------------------------------------------------------------------

                                                                     $99,674,549     $81,270,173
                         =======================================================================

                         The allowance for loan losses is summarized as follows:
                         Balance at June 30, 1994                                       $753,586
                         Credit to operations                                             (9,443)
                         Net recoveries                                                    3,343
                         -----------------------------------------------------------------------

                         Balance at June 30, 1995                                        747,486
                         Provision charged to expense                                     56,665
                         Net charge-offs                                                 (16,005)
                         -----------------------------------------------------------------------

                         Balance at June 30, 1996                                        788,146
                         Provision charged to expense                                     91,850
                         Net charge-offs                                                 (10,145)
                         -----------------------------------------------------------------------

                         Balance at December 31, 1996                                    869,851
                         Provision charged to expense                                    122,320
                         Net charge-offs                                                 (57,194)
                         -----------------------------------------------------------------------

                         Balance at December 31, 1997                                   $934,977
                         =======================================================================

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)




2.   Loans Receivable    The Corporation  serviced loans for others  aggregating
     (continued)         approximately $123,834,000 and $172,771,000 at December
                         31,  1997 and 1996,  respectively.  Mortgage  servicing
                         rights,  included in other  assets,  was  approximately
                         $904,000  and  $974,000 at December  31, 1997 and 1996,
                         respectively.     Mortgage    servicing    rights    of
                         approximately $507,000 and $226,000 were capitalized during the year ended December 31, 1997 and six months ended December 31, 1996, respectively.

                         Gross gains and gross losses on the sale of loans totalling approximately $520,000 and $1,000 were realized during the year ended December 31, 1997, $283,000 and $67,000 during the six months ended December 31, 1996, and $205,000 and $0, and $51,000 and
                         $112,000 for the years ended June 30, 1996 and 1995 respectively. There were no loans classified as held for sale at December 31, 1997 and 1996.

                         At December 31, 1997 and 1996, the Corporation had no loans that were considered as impaired.

3.   Office Properties   Office  properties  and  equipment  are  summarized  as
     and Equipment       follows:

                         December 31                                       1997             1996
                         -----------------------------------------------------------------------
                         Land                                        $1,910,922       $1,880,950
                         Building and leasehold improvements          3,084,362        2,407,983
                         Furniture and fixtures                         823,234          599,367
                         Equipment                                    1,147,688          821,606
                         Automobiles                                     55,362                -
                         -----------------------------------------------------------------------
                                                                      7,021,568        5,709,906
                         Less accumulated depreciation
                           and amortization                           1,021,790          763,753
                         -----------------------------------------------------------------------

                         Net office properties and equipment         $5,999,778       $4,946,153
                         =======================================================================

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


4.   Deposits            Deposits are summarized as follows:

                         December 31                                     1997                     1996
                         -------------------------------------------------------------------------------------
                                                                  Amount      Percent      Amount      Percent
                         -------------------------------------------------------------------------------------
                         Passbook, statement savings and
                           interest checking accounts
                             Non-interest bearing            $  2,771,114      2.4%    $  1,505,640      1.9%
                             1.00 to 2.00%                      8,318,148      7.4                -        -
                             2.01 to 3.00%                        953,976       .9        5,400,365      6.6
                             3.01 to 4.00%                      6,433,351      5.7        8,170,916     10.0
                             4.01 to 5.00%                      3,994,110      3.5                -        -
                         -------------------------------------------------------------------------------------

                                                               22,470,699     19.9       15,076,921     18.5
                         -------------------------------------------------------------------------------------

                         Certificates:
                             0 to 5.00%                            65,962       .1          259,828       .3
                             5.01 to 6.00%                     75,747,649     67.1       66,064,322     81.2
                             6.01 to 7.00%                     14,662,702     12.9                -        -
                         -------------------------------------------------------------------------------------

                                                               90,476,313     80.1       66,324,150     81.5
                         -------------------------------------------------------------------------------------

                                                             $112,947,012    100.0%    $ 81,401,071    100.0%
                         =====================================================================================

                         The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $11,108,000 and $9,663,000 at December 31, 1997 and
                         1996, respectively.

                         Scheduled maturities of certificates are as follows:


                         December 31,                                                  1997               1996
                         -------------------------------------------------------------------------------------
                         Within one year                                        $77,659,702        $57,305,347
                         One to two years                                         6,565,313          5,095,223
                         Two to three years                                       1,743,083          1,381,536
                         Three to four years                                      2,427,116          1,178,064
                         Five years and thereafter                                2,081,099          1,363,980
                         -------------------------------------------------------------------------------------

                                                                                $90,476,313        $66,324,150
                         =====================================================================================

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)




5.   Fair Value of       The   estimated   fair  values  of  the   Corporation's
     Financial           financial instruments are as follows:
     Instruments

                         December 31,                                      1997                           1996
                         ------------------------------------------------------------------------------------------------
                                                                 Carrying          Fair         Carrying          Fair
                                                                  Amount           Value         Amount           Value
                         ------------------------------------------------------------------------------------------------
                         Financial assets
                           Cash and short-term
                            investments                       $  5,916,504    $  5,917,000    $  6,076,315   $  6,076,000
                           Securities                           15,566,382      15,587,000      19,984,374     20,085,000
                           Loans, net of allowance
                            for loan losses                     99,674,549     100,595,000      81,270,173     80,858,000

                         Financial liabilities
                           Deposits                            112,947,012     113,117,000      81,401,071     81,345,000
                           Advances from Federal
                            Home Loan Bank                               -               -      17,500,000     17,500,000
                           Securities sold under
                            agreement to
                            repurchase                           2,989,000       2,989,000       6,681,000      6,681,000
                           Bonds payable                         2,360,083           N/A         2,705,813            N/A


                                                                 Notional          Fair          Notional         Fair
                                                                  Amount           Value          Amount          Value
                         ------------------------------------------------------------------------------------------------

                         Unrecognized financial
                          instruments
                             Commitments to
                              extend credit                   $ 18,145,000     $18,145,000      $9,356,000     $9,356,000
                             Forward commitments
                              to purchase
                              mortgage-backed
                              securities                                 -               -       6,054,000      6,041,000

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)




5.   Fair Value of       The  following  methods  and  assumptions  were used to
     Financial           estimate  the  fair  value of each  class of  financial
     Instruments         instruments  for which it is  practicable  to  estimate
     (continued)         that value.

                         Cash and short-term investments
                         -------------------------------

                         For those short-term investments, the carrying amount is a reasonable estimate of fair value.

                         Securities
                         ----------

                         Fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

                         Loan receivables
                         ----------------

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

                         Deposit liabilities
                         -------------------

                         The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the balance sheet date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

                         Advances from Federal Home Loan Bank
                         ------------------------------------

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

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


5.   Fair Value of       Securities sold under agreement to repurchase
     Financial           ---------------------------------------------
     Instruments
     (continued)         Fixed-coupon reverse repurchase  agreements are treated
                         as  short-term   financings.   The  carrying  value  is
                         considered a reasonable estimate of fair value.

                         Bonds payable
                         -------------

                         Due to the nature and terms (Note 7) of the bonds payable held by GMSC, Inc. at December 31, 1997 and 1996, it was not deemed practicable to estimate the fair value.

                         Commitments to extend credit
                         ----------------------------

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

                         Forward   Commitments   to   purchase   mortgage-backed
                         securities
                         -------------------------------------------------------

                         Fair values are based on quoted market prices or dealer quotes.

6.   Results of          Unaudited  results of operations of the Corporation for
     Operations for      the six months ended December 31, 1995  (unaudited) are
     the Six Months      as follows:
     Ended December
     31, 1995

                         Six month period ended December 31, 1995
                         -------------------------------------------------------

                         Net interest income                          $1,161,197
                         Income before income taxes                      456,659
                         Provision for income taxes                      157,838
                         Net income                                      298,821

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)



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

                         December 31,                                          1997              1996
                         -----------------------------------------------------------------------------
                         Serial Bonds
                           Class A-2, maturing January 20,
                             2012, at 8.0%                               $  285,701         $1,066,586
                           Class A-3, maturing January 20,
                             2019, at 8.0%                                2,649,648          2,444,544
                           Unapplied payments                              (159,100)          (326,479)
                         ------------------------------------------------------------------------------

                                                                          2,776,249          3,184,651
                         Less unamortized discount                         (416,166)          (478,838)
                         ------------------------------------------------------------------------------

                                                                         $2,360,083         $2,705,813
                         ==============================================================================

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

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)




8.   Securities Sold     The  following  is a  summary  of  certain  information
     Under Agreements    regarding the Bank's repurchase agreements:
     to Repurchase

                                                                          Year Ended           Six Months Ended
                                                                       December 31, 1997       December 31, 1996
                         ---------------------------------------------------------------------------------------
                         Balance at end of period                         $2,989,000              $6,681,000
                         Weighted average interest rate
                           at end of period                                    6.29%                   6.50%
                         Average amount outstanding
                           during the period                              $2,006,792              $6,321,040
                         Maximum amount outstanding
                           at any month end during the
                           period                                         $5,867,000              $9,957,000

9.   Advances From       Information  related  to  borrowing  activity  from the
     Federal Home        Federal Home Loan Bank is as follows:
     Loan Bank

                                                                          Year Ended           Six Months Ended
                                                                       December 31, 1997       December 31, 1996
                         ---------------------------------------------------------------------------------------
                         Maximum amount
                           outstanding
                           during the
                           period                                        $17,500,000             $22,500,000
                         =======================================================================================

                         Average amount
                           outstanding
                           during the period                             $10,956,000             $19,550,000
                         =======================================================================================

                         Average interest
                           rate during the
                           period                                               6.23%                   5.79%
                         =======================================================================================

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)



10.  Income Taxes        The  provision  for income  taxes as  presented  in the
                         consolidated statements of operations are as follows:


                                                                          Year Ended           Six Months Ended
                                                                       December 31, 1997       December 31, 1996
                         ---------------------------------------------------------------------------------------
                         Current income tax (benefit)                      $458,040                 $(3,500)
                         Deferred income tax                                 28,000                       -
                         ---------------------------------------------------------------------------------------

                                                                           $486,040                 $(3,500)
                         =======================================================================================

                         Year Ended June 30                                    1996                    1995
                         ---------------------------------------------------------------------------------------

                         Current income tax                                $344,338                $187,885
                         Deferred income tax (benefit)                            -                 (87,377)
                         ---------------------------------------------------------------------------------------

                                                                           $344,338                $100,508
                         =======================================================================================

                         Reconciliations of the provision for income taxes computed at the federal statutory income tax rate to the effective rate follows:

                                                                         Year Ended            Six Months Ended
                                                                      December 31, 1997        December 31, 1996
                         ---------------------------------------------------------------------------------------
                         Tax expense (benefit) at statutory rate          $470,477                 $(3,360)
                         Adjustments
                           Effect of state taxes                            55,350                    (395)
                           Other                                           (39,787)                    255
                         ---------------------------------------------------------------------------------------

                                                                          $486,040                 $(3,500)
                         =======================================================================================

                         Year Ended June 30,                                  1996                    1995
                         ---------------------------------------------------------------------------------------

                         Tax expense at statutory rate                    $335,780                $162,096
                         Adjustments
                           Effect of state taxes                            39,504                  18,880
                           Other                                           (30,946)                (80,468)
                         ---------------------------------------------------------------------------------------

                                                                          $344,338                $100,508
                         =======================================================================================

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)





10.  Income Taxes        The components of deferred income taxes are as follows:
     (continued)

                         December 31,                                          1997                   1996
                         ---------------------------------------------------------------------------------
                         Deferred tax asset
                           Bad debt reserves                               $243,000               $164,000
                           Deferred loan fees                                43,000                 54,000
                           Excess servicing                                  16,000                 38,000
                           Trading securities                                     -                 90,000
                           Other                                             60,000                136,000
                         ---------------------------------------------------------------------------------

                         Total deferred tax asset                           362,000                482,000
                         ---------------------------------------------------------------------------------

                         Deferred tax liability
                           GMSC REMIC                                       185,000                204,000
                           FHLB stock                                       118,000                187,000
                           Fixed Assets                                      42,000                      -
                           Other                                             12,000                 58,000
                         ---------------------------------------------------------------------------------

                         Total deferred tax liability                       357,000                449,000
                         ---------------------------------------------------------------------------------

                         Net deferred tax asset                            $  5,000               $ 33,000
                         =================================================================================

11.  Related Party       In the normal course of business, the Corporation makes
     Transactions        loans to directors, officers and other related parties.
                         These loans are made on substantially the same terms as
                         those   prevailing   at   the   time   for   comparable
                         transactions  with the other borrowers.  The loans with
                         related  parties  outstanding  at December 31, 1997 and
                         1996,   are   approximately   $191,000  and   $163,000,
                         respectively.

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)



12.  Commitments         The  Corporation  leases  office space under  operating
     and                 leases expiring at various dates through 2002 and has a
     Contingencies       contract  for  the   performance  of  data   processing
                         services whose initial term expires in May, 1999 and requires minimum payments of $8,100 per month. Future minimum rental and data processing payments required that have initial or remaining noncancelable terms in excess of one year as of December 31, 1997, are as follows:

                                                                                   Amount
                                                                       -----------------------------
                                                                                             Data
                         Year Ending December 31,                        Leases           Processing
                         ---------------------------------------------------------------------------
                         1998                                          $ 49,700             $ 97,200
                         1999                                            50,000               40,500
                         2000                                            20,200                    -
                         2001                                            20,200                    -
                         Thereafter                                      10,700                    -
                         ---------------------------------------------------------------------------

                                                                       $150,800             $137,700
                         ===========================================================================

                         Total rental expense amounted to approximately $47,000 for the year ended December 31, 1997 and $23,000 for the six months ended December 31, 1996, and $168,000, and $187,000 for the years ended June 30, 1996 and 1995, respectively.

                         The Corporation is defendant in various lawsuits incidental to its business. Management is of the opinion that its financial position will not be materially affected by the ultimate resolution of any pending or threatened litigation.

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)



13.  Stockholders'       On June 28, 1995, the Corporation  completed an initial
     Equity              public offering of its common stock through the sale of
                         180,000 shares of common stock at a price of $13.00 per
                         share.  Proceeds to the  Corporation  from the offering
                         (net of offering  expenses of  approximately  $312,000)
                         were approximately $2,028,000.

                         On November 30, 1995, the Board of Directors declared a two-for-one stock split to be distributed on January 31, 1996, to all shareholders of record as of January 15, 1996.

                         On January 23, 1997, the Corporation completed a secondary offering of its common stock through the sale of 575,000 shares of common stock at a price of $8.50 per share. Proceeds to the Corporation from the offering (net of offering expenses of approximately $416,000) were approximately $4,471,000.

                         The following table represents the Bank's regulatory capital levels at December 31, 1997 relative to the Federal Reserve requirements.

                                                 Amount       Percent       Actual      Actual     Excess
                         December 31, 1997      Required      Required      Amount      Percent    Amount
                         ----------------------------------------------------------------------------------
                         Leverage              $3,306,000      4.00%     $ 7,911,000     9.57%   $4,605,000
                         Tier 1 risk based      3,306,000      4.00       11,810,000    14.29     8,504,000
                         Total risk based
                          capital               6,613,000      8.00       12,745,000    15.42     6,132,000

                         The following table presents the Bank's regulatory capital levels at December 31, 1996, relative to the OTS requirements applicable at that date:

                                                 Amount       Percent       Actual      Actual     Excess
                         December 31, 1996      Required      Required      Amount      Percent    Amount
                         ----------------------------------------------------------------------------------
                         Tangible capital      $1,743,000      1.50%     $ 6,639,000     5.70%   $4,896,000
                         Core capital           3,490,000      3.00        6,639,000     5.70     3,149,000
                         Risk-based capital     4,519,000      8.00        7,345,000    13.00     2,826,000

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

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)



14.  Stock Option        The Corporation has a noncompensatory stock option plan
     Plan                (the "Plan") designed to provide  long-term  incentives
                         to key employees. All options are exercisable upon date of vesting.

                         The Corporation applies Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for this plan against earnings. For those companies applying APB 25, FASB Statement No. 123, Accounting for Stock-Based Compensation, requires certain proforma disclosures of net income and earnings per share. Net income and earnings per share computed under FASB Statement No. 123 do not materially differ from the amounts reported in the consolidated financial statements.

                         The following table summarizes options outstanding:


                                                                                                        Six months
                                                                          Year Ending                     ending
                                                                       December 31, 1997             December 31, 1996
                         ------------------------------------------------------------------------------------------------
                                                                                 Weighted -                    Weighted -
                                                                                  average                       average
                                                                                  exercise                      exercise
                                                                   Shares           price         Shares         price
                         ------------------------------------------------------------------------------------------------
                         Options outstanding at
                           beginning of period                      4,000         $ 4.88           14,000        $4.75
                         Granted                                   72,000          15.25                -            -
                         Forfeited                                   (800)         12.00                -            -
                         Exercised                                 (4,000)          4.88          (10,000)        4.70
                         ------------------------------------------------------------------------------------------------

                         Options outstanding at end
                           of period                               71,200         $15.25            4,000        $4.88
                         ================================================================================================

                         Options exercisable at end
                           of period                                9,600                           4,000
                         ================================================================================================


                         The weighted average fair value of options granted during the year ended December 31, 1997 was $1.14.

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


14.  Stock Option        Year Ending June 30,                                1996                        1995
     Plan                -----------------------------------------------------------------------------------------------
     (continued)                                                                 Weighted -                  Weighted -
                                                                                  average                     average
                                                                                  exercise                    exercise
                                                                   Shares           price        Shares         price
                         -----------------------------------------------------------------------------------------------
                         Options outstanding at
                           beginning of period                     17,600           $4.65        36,000        $4.50
                         Granted                                        -               -             -            -
                         Forfeited                                      -               -             -            -
                         Exercised                                 (3,600)           4.25       (18,400)        4.36
                         -----------------------------------------------------------------------------------------------

                         Options outstanding at end
                           of period                               14,000           $4.75        17,600        $4.65
                         ===============================================================================================

                         Options exercisable at end
                           of period                               14,000                        13,600
                         ===============================================================================================

                         The Corporation applies Accounting Principals Board Opinion 25 in accounting for stock options granted to employees. Had compensation expense been determined based upon the fair value of the awards at the grant date and consistent with the method under Statement of Financial Accounting Standards 123, the Corporation's net earnings and net earnings per share for the year ended December 31, 1997 would have been decreased to the pro forma amounts indicated in the following table:

                            Net income
                            ------------------------------------------------------------
                              As reported                                       $897,715
                              Pro forma                                          844,363
                            ------------------------------------------------------------

                            Net income per share (basic and diluted)
                            ------------------------------------------------------------

                              As reported                                       $   0.61
                              Pro forma                                             0.58

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)



14.  Stock Option        There were no options  granted for the six months ended
     Plan                December 31, 1996 and for the years ended June 30, 1996
     (continued)         and 1995,  therefore  there are no pro forma effects on
                         net income and net income per share.

                         The fair value of each option granted is estimated on the date of grant using the Black-Sholes option pricing model with the following assumptions used for grants for the year ended December 31, 1997: a risk free interest rate of 5.85%, dividend yield of 1.00%, expected weighted average term of 2.48 years, and a volatility of 25.00%.

                         The follow table summarizes information about stock options outstanding at December 31, 1997:


                                                              Options Outstanding                  Options Exercisable
                         -----------------------------------------------------------------------------------------------
                                                                    Weighted        Weighted                    Weighted
                                                                     average         average                     average
                                                                    remaining       exercise                    exercise
                         Range of exercise        Number of        contractual        price       Number of       price
                         prices                    Shares         life (years)      per share      Shares       per share
                         ------------------------------------------------------------------------------------------------
                         $12.00 - 17.57           65,200              2.21           $14.87        9,600         $12.00
                         $19.33 - 21.26            6,000              5.83            20.29            -              -
                         ------------------------------------------------------------------------------------------------

                                                  71,200              2.48           $15.25        9,600         $12.00
                         ================================================================================================

15.  Employee Benefit    Effective February 16, 1989, the Corporation  adopted a
     Plans               401(k)  profit-sharing  plan in which all employees are
                         eligible to  participate  after one year of service and
                         are at least twenty-one years of age.  Participants may
                         elect to contribute a percentage of their  compensation
                         to the plan. The Corporation may make  contributions to
                         the plan at its discretion.  Corporation  contributions
                         are allocated to employee  accounts  using a systematic
                         formula   based  on   participant   compensation.   The
                         Corporation contributed approximately $10,300 for the year ended December 31, 1997 and $4,600 and $5,800 for the years ended June 30, 1996 and 1995, respectively, and $5,500 for the six months ended December 31, 1996, respectively.

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)



16.  Financial           The  Corporation  is a party to  financial  instruments
     Instruments With with off-balance-sheet risk in the normal course of Off-Balance-Sheet business to meet the financing needs of its customers
     Risk                and to  reduce  its own  exposure  to  fluctuations  in
                         interest  rates.  These financial  instruments  include
                         commitments  to  extend  credit,  options  written  and
                         purchased,     forward    commitments    to    purchase
                         mortgage-backed   securities  and  standby  letters  of
                         credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of condition.
                         The contract or notional amounts of these instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.

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

                                                                                        Contract
                                                                                     Notional Amount

                         December 31,                                          1997                 1996
                         ----------------------------------------------------------------------------------
                         Financial instruments whose contract
                           amounts represent credit risk
                             Commitments to extend credit                  $18,145,000           $9,356,000
                             Standby letters of credit written                 944,000              463,000

                         Financial instruments whose contract
                           amount represent interest rate risk
                             Forward commitment to purchase
                               mortgage-backed securities                            -            6,054,000


                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)



16.  Financial           Commitments  to extend credit are agreements to lend to
     Instruments With a customer as long as there is no violation of any Off-Balance-Sheet condition established in the contract. Commitments
     Risk                generally   have  fixed   expiration   dates  or  other
     (continued)         termination  clauses and may require  payment of a fee.
                         Since many of the  commitments  are  expected to expire
                         without  being   completely   drawn  upon,   the  total
                         commitment amounts do not necessarily  represent future
                         cash  requirements.   The  Corporation  evaluates  each
                         customer's creditworthiness on a case-by-case basis.

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

17.  Condensed           Condensed financial information is shown for the Parent
     Financial           Company only as follows:
     Information of the
     Corporation
     (Parent Company           Condensed Statements of Financial Condition
     Only)

                         December 31,                                         1997                     1996
                         ----------------------------------------------------------------------------------

                            Assets

                         Investment in the Bank, at equity             $11,758,347               $6,657,155
                         Cash                                               10,000                   10,000
                         Prepaid expenses and other assets                  40,836                   90,680
                         ----------------------------------------------------------------------------------

                                                                       $11,809,183               $6,757,835
                         ==================================================================================

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)

17.  Condensed           December 31,                                               1997               1996
     Financial           ----------------------------------------------------------------------------------
     Information of the
     Corporation           Liabilities and Stockholders' Equity
     (Parent Company
     Only)               Liabilities                                         $         -         $  182,086
     (continued)         ----------------------------------------------------------------------------------

                         Stockholders' Equity
                           Common stock                                        1,876,729          1,155,010
                           Additional paid-in capital                          5,724,954          1,975,695
                           Retained earnings                                   4,207,500          3,445,044
                         ----------------------------------------------------------------------------------

                         Total stockholders' equity                           11,809,183          6,575,749
                         ----------------------------------------------------------------------------------

                                                                             $11,809,183         $6,757,835
                         ==================================================================================

                                                 Condensed Statements of Operations
                         ----------------------------------------------------------------------------------
                                                                       Year Ended          Six Months Ended
                                                                      December 31,           December 31,
                                                                          1997                   1996
                         ----------------------------------------------------------------------------------
                         Income
                           Dividends received from Bank                 $135,259               $46,200
                         ----------------------------------------------------------------------------------

                         Total income                                    135,259                46,200
                         ----------------------------------------------------------------------------------

                         Noninterest expenses                             (7,028)              (52,582)
                         ----------------------------------------------------------------------------------

                         Income (loss) before undistributed
                            net income of the Bank                       128,231                (6,382)
                         Undistributed net income                        769,484                43,562
                         ----------------------------------------------------------------------------------

                         Net income                                     $897,715              $ 37,180
                         ==================================================================================

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)

17.  Condensed                                   Condensed Statements of Cash Flows
     Financial           -----------------------------------------------------------------------------------------------
     Information of the                                                                 Year Ended      Six Months Ended
     Corporation                                                                       December 31,       December 31,
     (Parent Company                                                                       1997               1996
     Only)               -----------------------------------------------------------------------------------------------
     (continued)
                         Operating activities
                          Net income                                                   $  897,715          $  37,180
                          Adjustments
                             Undistributed earnings of the Bank                          (769,484)           (43,562)
                             (Increase) decrease in prepaid and
                               other assets                                                49,844            (21,701)
                             (Decrease) increase in other liabilities                    (182,086)            37,686
                             Other                                                          4,011             (9,603)
                         -----------------------------------------------------------------------------------------------

                         Net cash absorbed by operating
                           activities                                                           -                  -
                         -----------------------------------------------------------------------------------------------

                         Investing activities
                           Dividends received from Bank                                   135,259             46,200
                           Investment in the Bank                                      (4,470,978)                 -
                         -----------------------------------------------------------------------------------------------

                         Net cash provided (absorbed) by
                           investing activities                                        (4,335,719)            46,200
                         -----------------------------------------------------------------------------------------------

                         Financing activities
                           Cash dividends paid on common stock                           (135,259)           (46,200)
                           Issuance of common stock                                     4,470,978                  -
                         -----------------------------------------------------------------------------------------------

                         Net cash provided (absorbed) by financing
                           activities                                                   4,335,719            (46,200)
                         -----------------------------------------------------------------------------------------------

                         Increase in cash                                                       -                  -

                         Cash, beginning of period                                         10,000             10,000
                         -----------------------------------------------------------------------------------------------

                         Cash, end of period                                           $   10,000          $  10,000
                         ===============================================================================================








                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           GUARANTY FINANCIAL CORPORATION



Date:  April 13, 1998                      By:/s/ Thomas P. Baker
                                              ----------------------------------
                                              Thomas P. Baker
                                              President, Chief Executive Officer
                                                and Director


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                                      Title                                 Date

/s/ Thomas P. Baker                               President, Chief Executive
-------------------------------------                Officer and Director                      April 13, 1998
            Thomas P. Baker                      (Principal Executive Officer)


/s/ Vincent B. McNelley                    Senior Vice President and Chief Financial           April 13, 1998
-------------------------------------           Officer (Principal Financial and
          Vincent B. McNelley                           Accounting Officer)


                                                     Chairman of the Board                     April __, 1998
-------------------------------------
           Douglas E. Caton


                                                  Vice Chairman of the Board                   April __, 1998
-------------------------------------
            Harry N. Lewis


                                                           Director                            April __, 1998
-------------------------------------
            Henry J. Browne


/s/ Robert P. Englander                                    Director                            April 13, 1998
-------------------------------------
          Robert P. Englander


/s/ John R. Metz                                           Director                            April 13, 1998
-------------------------------------
              John R. Metz



                                                           Director                            April __, 1998
-------------------------------------
           James R. Sipe, Jr.


/s/ Oscar W. Smith, Jr.                                    Director                            April 13, 1998
-------------------------------------
          Oscar W. Smith, Jr.


/s/ John B. Syer                                           Director                            April 13, 1998
-------------------------------------
              John B. Syer

                                  EXHIBIT INDEX


Exhibit No.                             Document
-----------                             --------

3.1 Amended and Restated Articles of Incorporation of Guaranty Financial Corporation. (restated in electronic format).

3.2               Bylaws of Guaranty Financial Corporation.

10.1 Guaranty Savings and Loan, F.A. 1991 Incentive Plan, attached as Exhibit 10.1 to the Registrant's Registration Statement on Form S-4, as amended, Registration No. 33-76064, incorporated herein by reference.