Form 10QSB
period 1998-03-31
GUARANTY FINANCIAL CORP /VA/
filed 1998-05-20
CIK 919967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended                                   Commission File No. 33-76064
March 31, 1998




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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         As of May 18, 1998, 1,501,383 shares of the Registrant's common stock, par value $1.25 per share, were outstanding.

                         GUARANTY FINANCIAL CORPORATION

                        QUARTERLY REPORT ON FORM 10-QSB

                                     INDEX

Part I.   Financial Information                                                               Page No.

Item 1    Financial Statements

          Consolidated Balance Sheets as of
          March 31, 1998 and December 31, 1997 (unaudited)                                       3

          Consolidated Statements of Operations for the
          Three Months Ended March 31, 1998 and 1997 (unaudited)                                 4

          Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 1998 and 1997 (unaudited)                                 5

          Notes to Consolidated Financial Statements  (unaudited)                                7

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                    8

Part II.  Other Information

Item 1    Legal Proceedings                                                                     12

Item 2    Changes in Securities                                                                 12

Item 3    Defaults upon Senior Securities                                                       12

Item 4    Submission of Matters to a Vote of Security Holders                                   12

Item 5    Other Information                                                                     12

Item 6    Exhibits and Reports on Form 8-K                                                      12

          Signatures                                                                            13


                         GUARANTY FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                         March 31,      December, 31
                                                                           1998             1997
                                                                       ------------     ------------
                                                                       (Unaudited)
ASSETS
Cash and cash equivalents                                                  $15,583            $5,917
Investment securities
   Held-to-maturity                                                          2,750             2,846
   Available for sale                                                       13,177            11,531
   Trading                                                                       -             1,032
Investment in FHLB stock, at cost                                              860               860
Investment in FRB stock, at cost                                                72                72
Loans receivable, net                                                       99,129            99,675
Accrued interest receivable                                                    880               844
Real estate owned                                                               68                65
Office properties and equipment, net                                         6,369             6,000
Other assets                                                                 2,129             1,866
                                                                       -----------       -----------
          Total assets                                                    $141,017          $130,708
                                                                       ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   NOW/MMDA accounts                                                       $19,145           $16,037
   Savings accounts                                                          8,067             6,433
   Certificates of deposit                                                  96,367            90,477
                                                                       -----------       -----------
                                                                           123,579           112,947
Bonds payable                                                                2,331             2,360
Securities sold under agreement to repurchase                                    -             2,989
Accrued interest payable                                                        55                58
Payments by borrowers for taxes and insurance                                  241                81
Other liabilities                                                            2,915               412
                                                                       -----------       -----------
          Total liabilities                                                129,121           118,847
                                                                       -----------       -----------

STOCKHOLDERS' EQUITY
Preferred stock, par value $1 per share, 500,000
   shares authorized, none issued                                                -                 -
Common stock, par value $1.25 per share,
   4,000,000 shares authorized, 1,501,383
   issued and outstanding                                                    1,877             1,877
Additional paid-in capital                                                   5,725             5,725
Net unrealized gain (loss) on securities
    available for sale                                                       (117)                51
Retained earnings                                                            4,411             4,208
                                                                       -----------       -----------
          Total stockholders' equity                                        11,896            11,861
                                                                       -----------       -----------
Total liabilities and stockholders' equity                                $141,017          $130,708
                                                                       ===========       ===========

                         GUARANTY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)

                                                            Three Months Ended
                                                                 March 31,
                                                         -----------------------
                                                            1998         1997
                                                         ----------   ----------
                                                               (unaudited)
Interest income
   Loans                                                   $ 2,154      $ 1,714
   Mortgage-backed securities                                   57          347
   Other securities                                            297          107
   Trading account assets                                        -           18
                                                         ---------    ---------
Total interest income                                        2,508        2,186
                                                         ---------    ---------

Interest expense
   Deposits                                                  1,430        1,047
   Borrowings                                                   74          361
                                                         ---------    ---------
Total interest expense                                       1,504        1,408
                                                         ---------    ---------

Net interest income                                          1,004          778

Provision for loan losses                                       42            -
                                                         ---------    ---------

Net interest income after provision
      for loan losses                                          962          778

Other income
   Loan fees and servicing income                               96          159
   Gain on sale of loans and securities                        395            5
   Service fees on checking                                     65           26
   Other                                                        57           32
                                                         ---------    ---------
Total other income                                             613          222
                                                         ---------    ---------

Other expenses
   Personnel                                                   481          327
   Occupancy                                                   249           91
   Data processing                                             113           95
   Deposit insurance premiums                                   11           28
   Other                                                       319          249
                                                         ---------    ---------
Total other expenses                                         1,173          790
                                                         ---------    ---------

Income (loss) before income taxes                              402          210
                                                         ---------    ---------

Provision (loss) for income taxes                              153           77
                                                         ---------    ---------

Net income (loss)                                            $ 249        $ 133
                                                         =========    =========

Basic and diluted  earnings per common share                $ 0.17      $  0.14
                                                         =========    =========

                         GUARANTY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                       ----------------------------
                                                                                           1998            1997
                                                                                       ------------    ------------
                                                                                                (unaudited)
Operating Activities
      Net Income                                                                             $ 249           $ 133
      Adjustments to reconcile net income to net cash provided
           (absorbed) by operating activities:
           Provision for loan losses                                                            42               -
           Depreciation and amortization                                                       110              75
           Amortization of deferred loan fees                                                   27              15
           Net amortization of premiums and accretion of discounts                              96               3
           Loss (gain) on sale of loans                                                      (233)            (32)
           Originations of loans held for sale                                            (13,420)         (1,509)
           Proceeds from sale of loans                                                      13,653           1,519
           Loss (gain) on sale of securities available for sale                              (188)               -
           (Gain) loss on trading securities                                                  (23)              26
           Purchase of trading securities                                                   29,460        (11,317)
           Sales of trading securities                                                    (28,405)          11,342
           (Gain) loss on sale of real estate owned                                              -               1
           Other, net                                                                            -               3
           Changes in:
                Accrued interest receivable                                                   (36)            (64)
                Other assets                                                                 (263)            (51)
                Accrued interest payable                                                       (3)             (5)
                Prepayments by borrowers for taxes and insurance                               160             193
                Other liabilities                                                            2,503           (401)
                                                                                       -----------     -----------

Net cash provided (absorbed) by operating activities                                         3,729            (69)
                                                                                       -----------     -----------

Investing activities
      Net (increase) decrease in loans                                                         501         (3,342)
      Mortgage-backed securities principal repayments                                           91             403
      Proceeds from sale of securities available for sale                                   17,507           6,071
      Purchase of securities available for sale                                           (19,133)        (11,593)
      Redemption of FHLB stock                                                                   -             485
      Purchases of office property, plant and equipment                                      (479)           (230)
                                                                                       -----------     -----------

Net cash absorbed by investing activities                                                  (1,513)         (8,206)
                                                                                       -----------     -----------





                         GUARANTY FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

                                                                                            Three Months Ended
                                                                                                March 31,
                                                                                       ----------------------------
                                                                                          1997            1996
                                                                                       ------------    ------------
                                                                                               (unaudited)
Financing activities
      Net increase (decrease) in deposits                                                   10,632           9,642
      Repayment of FHLB advances                                                                 -         (2,500)
      Decrease in securities sold under agreement to repurchase                            (2,989)         (3,541)
      Proceeds from the issuance of common stock, net                                            -           4,472
      Dividends paid                                                                          (46)               -
      Principal payments on bonds payable, including unapplied payments                      (147)           (508)
                                                                                       ------------    ------------

Net cash provided by financing activities                                                    7,450           7,565
                                                                                       ------------    ------------

Increase (decrease) in cash and cash equivalents                                             9,666            (710)
                                                                                       ------------    ------------

Cash and cash equivalents, beginning of period                                               5,917           6,076
                                                                                       ------------    ------------

Cash and cash equivalents, end of period                                                  $ 15,583         $ 5,366
                                                                                       ============    ============

Supplemental Disclosure of Non-cash Investing Activities:

On January 1, 1997,  securities  with a carrying  value of  approximately  $15.8 million were  transferred  from the trading  account to the  available  for sale account.




                         GUARANTY FINANCIAL CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the Three Months ended March 31, 1998 and 1997



Note 1  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Guaranty Financial Corporation ("the Corporation") and its wholly-owned subsidiaries, Guaranty Bank ("the Bank"), GMSC, Inc., which was organized as a financing subsidiary, and Guaranty Investments Corp., which was organized to sell insurance annuities and other non-deposit investment traditional products. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 2  Basis of Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and Decmber 31, 1997 and the results of operations and cash flows for the interim periods ending March 31, 1998 and 1997. All 1998 interim amounts are subject to year-end audit, and the results of operations for the interim periods is not necessarily indicative of the results of operations to be expected for the year.

ITEM 2               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Expansion of the Existing Branch Network

The opening of a full service branch at Lake Monticello in Fluvanna County is expected to occur in late summer 1998. Due to customer demand, management is arranging the installation of a temporary-mobile-bank branch at the site while construction is in process. All bank regulatory approvals relating to this site have been obtained.

During the first quarter of 1998, a letter of intent was issued to lease a full-service branch at 1022 West Main Street in Charlottesville. This was formerly a branch of Central Fidelity Bank that was closed as a result of the recent Wachovia merger and, subject to regulatory approval, will open this summer increasing our retail network to seven branches.



Changes in Financial Condition

Total assets increased $10.3 million, or 7.9%, from $130.7 million at December 31, 1997 to $141.0 million at March 31, 1998 primarily as a result of cash, net of payment of $3.0 million in securities sold under agreements to repurchase, being invested in interest bearing cash. Cash and cash equivalents increased $9.7 million, or 163.4%, to $15.6 million at March 31, 1998 from $5.9 million at December 31, 1997.

Investment securities, at March 31, 1998, increased $518 thousand, or 3.4%, to $15.9 million from $15.4 million at December 31, 1997. This change resulted from of a net increase of $1.6 million in investment grade corporate bonds classified as held for sale offset by principal payments received of $91 thousand on mortgage-backed securities classified as held to maturity, and a net decrease of $1.0 million in the trading account.

Gross loans were $100.2 million at March 31, 1998 compared to $101.0 at December 31, 1997. Net loans were $99.1 million at March 31, 1998, a decrease of $600 thousand from net loans of $99.7 million at December 31, 1997. During the first quarter of 1998, the corporation continued to underwrite substantially all fixed rate residential mortgage loans for immediate sale in the secondary market. The primary focus of portfolio lending continues to be prime-based construction loans (including builder lines of credit), commercial real estate and business loans and consumer loans which are typically priced 175 to 250 basis points above fixed-rate residential loans. The continued sale of fixed rate residential loans combined with the negative impact the abnormally wet weather had on residential construction during the first quarter of 1998, resulted in loans receivable remaining relatively flat. However, these strategies have resulted in a change in the overall mix of the loan portfolio as documented in the following table:



                                                    Percent of Gross Loans
                                               ---------------------------------
                     Loan Type                     3/31/98          12/31/97
         -----------------------------------   ---------------    --------------

         Residential real estate                    56.70%            65.40%
         Construction and land loans                18.50%            11.50%
         Commercial                                 18.30%            16.50%
         Consumer                                    6.50%             6.60%


                                                   100.00%           100.00%


At March 31, 1998, loans held for sale were approximately $4.0 million. These loans were sold in April 1998 for a gain of approximately $50 thousand.

Other real estate owned of $68 thousand and $65 thousand at March 31, 1998 and December 31, 1997, respectively, relate to the same single family residential property. As of the date of this filing, a contract for the sale of this property had been accepted. Net proceeds are anticipated to approximate the carrying value at March 31, 1998. No material losses are anticipated.

Deposits increased by $10.6 million, or 9.4%, between December 31, 1997 and March 31, 1998. This growth was comprised of a $3.1 million increase in NOW/MMDA accounts, a $1.6 million increase in savings accounts and a $5.9 million increase in certificates of deposit. This deposit growth, all in local funds, is a combination of the impact of recent bank mergers on the local market and targeted marketing programs designed to attract lower cost transaction accounts. In February 1998, a senior officer was recruited from an acquired statewide bank to manage and reorganize the branch network. The primary focus will be to improve installment lending programs and reduce the Corporation's historical reliance on higher cost time deposits through the attraction and retention of lower cost demand accounts. However, no assurances can be made that these programs will be successful, or if successful, will reduce the Corporation's historical reliance on Time Deposits as a primary funding source.

Office properties and equipment increased $369 thousand, or 6.1%, since December 31, 1997 due to capital improvements to existing facilities.

A portion of the net funds received due to deposit growth and loan sales was used to payoff all short term borrowings during the first quarter of 1998.


Results of Operations

Net Income

Guaranty reported net income of $249 thousand and $133 thousand for the three month periods ended March 31, 1998 and 1997, respectively. This increase was due primarily to increased net interest income and gains on the sale of loans and securities which were partially offset by additional costs relating to the overall growth of the Corporation, the majority of which relates to the opening of the fifth retail branch in Harrisonburg, Virginia. This branch opened to the public in May 1997.

Net Interest Income

Net interest income increased by $226 thousand, or 29.1%, to $1.0 million for the three months ended March 31, 1998, compared to $778 thousand for the same period in 1997. Average earning assets increased to $124.0 million for the three months ended March 31, 1998, compared to an average balance of $108.4 for the same period in 1997. The average rate earned also increased to 8.20% for the three months ended March 31, 1998 from 8.07% for the same period of 1997. Interest rate spread and net interest margin for the three month periods ending March 31, 1998 and 1997 were 3.05% and 3.28%, and 2.46% and 2.75%, respectively.

Provision for Loan Losses

Management analyzes the potential risk of loss on Guaranty's loan portfolio, given the loan balances and the value of the underlying collateral. The allowance for loan losses is reviewed monthly and is based on the loan classification system, which classifies problem loans as substandard, doubtful, or loss. Additional provisions are added when deemed necessary by management. Based on this evaluation, Guaranty recorded a provision of $42 thousand for the three months ended March 31, 1998 compared with no additional provision being recorded during the first quarter of 1997.

Non-Interest Income

Non-interest income increased $391 thousand to $613 thousand for the three months ended March 31, 1998 from $222 thousand for the same period in 1997. The increase was primarily due to an increase of $390 in gains on the sale of loans and securities. Increases in service fees and other income for the first quarter of 1998 compared to the same period in 1997 were offset by a decrease in servicing income. Based on management's analysis that the costs exceeded the benefits derived from the servicing revenue, all purchased servicing on loans secured by property outside of the Corporation's current market was sold during the second half of 1997.

Non-Interest Expense

Non-interest expense increased $383 thousand, or 48.5%, to $1.2 million for the three months ended March 31, 1998 compared to $790 thousand for the same period in 1997. This increase was primarily due to the overall growth of the bank, the opening of the Harrisonburg branch in May 1997 and the hiring of three senior officers in July 1997 (Senior Vice President and CFO), December 1997 (Vice President - Residential Construction Lending) and February 1998 (Senior Vice President - Retail Services and Commercial Lending).

Income Tax Expense

Guaranty recognized income tax expense of $153 thousand for the three months ended March 31, 1998, compared to $77 thousand for the same period in 1997. This change in tax expense between periods is primarily a result of changes in the level of taxable income.


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

On May 5, 1998, the Corporation closed a $6.9 million offering of Convertible Preferred Securities. Net proceeds of $6.4 million were invested in Guaranty Bank as a contribution of capital.

Guaranty uses its sources of funds primarily to meet its on-going operating expenses, to pay deposit withdrawals and to fund loan commitments. At March 31, 1998, the total approved loan commitments outstanding amounted to $12.1 million. At the same date, commitments under unused lines of credit amounted to $16.1 million. Certificates of deposit scheduled to mature in one year or less at March 31, 1998 totaled $82.1 million. Management believes that a significant portion of maturing deposits will remain with Guaranty.

The Corporation and the Bank are subject to Federal Reserve regulations, including the Bank Holding Company Act. At March 31, 1998, the Corporation exceeded all applicable regulatory capital requirements as shown in the following table.


        Tier 1 Risk-based                                           13.72%
        Total Risk-based                                            14.69%
        Tier 1 Capital to average adjusted total assets              9.64%

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



                                             GUARANTY FINANCIAL CORPORATION







Date:   May 20, 1998                         By: /s/ Vincent B. McNelley
                                                --------------------------------
                                                Vincent B. McNelley
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (as principal financial officer
                                                and on behalf of the registrant)