Form 10QSB
period 1998-06-30
GUARANTY FINANCIAL CORP /VA/
filed 1998-08-14
CIK 919967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended                                   Commission File No. 33-76064
June 30, 1998




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

         As of August 11, 1998, 1,501,383 shares were outstanding.

                         GUARANTY FINANCIAL CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX

Part I.  Financial Information                                          Page No.

Item 1   Financial Statements

         Consolidated Statements of Financial Condition
         as of June 30, 1998 and December 31, 1997                          3

         Consolidated Statements of Operations for the
         Three and Six Months Ended June 30, 1998 and 1997                  4

         Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 1998 and 1997                            5

         Notes to Consolidated Financial Statements                         7

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                8

Part II. Other Information

Item 1   Legal Proceedings                                                 12

Item 2   Changes in Securities                                             12

Item 3   Defaults upon Senior Securities                                   12

Item 4   Submission of Matters to a Vote of Security Holders               12

Item 5   Other Information                                                 12

Item 6   Exhibits and Reports on Form 8-K                                  12

         Signatures                                                        13

                         GUARANTY FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                       JUNE 30,       DECEMBER 31,
                                                                        1998              1997
                                                                     -----------       -----------
                                                                              (Unaudited)
ASSETS
Cash and cash equivalents                                                $8,185           $5,917
Investment securities
   Held-to-maturity                                                       2,327            2,846
   Available for sale                                                    16,449           11,524
   Trading                                                                1,991            1,032
Investment in FHLB stock at cost                                            860              860
Other investments                                                            79               79
Loans receivable, net                                                   122,137           99,675
Accrued interest receivable                                               1,394              844
Real estate owned                                                             -               65
Office properties and equipment, net                                      6,437            5,999
Other assets                                                              2,437            1,867
                                                                     ----------       ----------
          Total assets                                                 $162,296         $130,708
                                                                     ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   NOW/MMDA accounts                                                    $28,430          $16,037
   Savings accounts                                                       8,480            6,434
   Certificates of deposit                                               91,158           90,476
                                                                     ----------       ----------
                                                                        128,068          112,947
Bonds payable                                                             2,290            2,360
Convertible trust preferred securities, net                               6,367                -
Advances from Federal Home Loan Bank                                     10,000                -
Securities sold under agreement to repurchase                             1,990            2,989
Accrued interest payable                                                    133               58
Payments by borrowers for taxes and insurance                                54               80
Other liabilities                                                         1,229              414
                                                                     ----------       ----------
          Total liabilities                                             150,131          118,848
                                                                     ----------       ----------

STOCKHOLDERS' EQUITY
Preferred stock, par value $1 per share, 500,000
   shares authorized, none issued                                             -                -
Common stock, par value $1.25 per share,
   4,000,000 shares authorized, 1,501,383
   issued and outstanding                                                 1,877            1,877
Additional paid-in capital                                                5,725            5,725
Net unrealized gain (loss) on securities
    avaiable for sale                                                      (29)               51
Retained earnings                                                         4,592            4,207
                                                                     ----------       ----------
          Total stockholders' equity                                     12,165           11,860
                                                                     ----------       ----------
Total liabilities and stockholders' equity                             $162,296         $130,708
                                                                     ==========       ==========


                         GUARANTY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)

                                                Three Months Ended      Six Months Ended
                                                      June 30,               June 30,
                                               ---------------------   --------------------
                                                 1998       1997         1998       1997
                                               ---------  ----------   ---------  ---------
                                                         (unaudited)            (unaudited)
Interest income
   Loans                                        $ 2,511     $ 1,809     $ 4,666    $ 3,523
   Mortgage-backed securities                        55         458         112        807
   Investment securities                            390         107         686        230
                                               --------   ---------    --------   --------
Total interest income                             2,956       2,374       5,464      4,560
                                               --------   ---------    --------   --------

Interest expense
   Deposits                                       1,466       1,175       2,896      2,222
   Borrowings                                       287         362         361        723
                                               --------   ---------    --------   --------
Total interest expense                            1,753       1,537       3,257      2,945
                                               --------   ---------    --------   --------

Net interest income                               1,203         837       2,207      1,615

Provision for loan losses                            44          46          87         46
                                               --------   ---------    --------   --------

Net interest income after provision
      for loan losses                             1,159         791       2,120      1,569

Other income
   Loan fees and servicing income                    97         128         194        288
   Gain (loss) on sale of loans and securities      129          72         524         76
   Gain on sale of purchased servicing                -         117           -        117
   Service fees on checking                          98          36         163         62
   Other                                             51          46          99         82
                                               --------   ---------    --------   --------
Total other income                                  375         399         980        625
                                               --------   ---------    --------   --------

Other expenses
   Personnel                                        591         421       1,071        783
   Occupancy                                        236         122         485        235
   Data processing                                  114          86         227        180
   Deposit insurance premiums                        11          28          11         56
   Other                                            293         229         616        426
                                               --------   ---------    --------   --------
Total other expenses                              1,245         886       2,410      1,680
                                               --------   ---------    --------   --------

Income before income taxes                          289         304         690        514
                                               --------   ---------    --------   --------

Provision for income taxes                          105         106         261        183
                                               --------   ---------    --------   --------

Net income                                        $ 184       $ 198       $ 429      $ 331
                                               ========   =========    ========   ========

Earnings per common share                         $0.12       $0.13       $0.30      $0.24
                                               =========  =========    ========   ========


                         GUARANTY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1998 and 1997
                                 (In Thousands)

                                                                                          1998            1997
                                                                                       ------------    ------------
                                                                                             (unaudited)
Operating Activities
      Net Income                                                                           $ 429           $ 331
      Adjustments to reconcile net income to net cash provided
           (absorbed) by operating activities:
           Provision for loan losses                                                          87              46
           Depreciation and amortization                                                     223             151
           Amortization of deferred loan fees                                                 88              56
           Net amortization of premiums and accretion of discounts                            35              11
           Loss (gain) on sale of loans                                                    (514)            (46)
           Originations of loans held for sale                                            26,662         (4,570)
           Proceeds from sale of loans                                                  (25,986)           4,778
           Loss (gain) on sale of securities available for sale                            (113)            (64)
           (Gain) loss on trading securities                                                 126              34
           Purchase of trading securities                                               (42,381)        (26,102)
           Sales of trading securities                                                    41,296          26,086
           (Gain) loss on sale of real estate owned                                            -               1
           Other, net                                                                      (226)               -
           Changes in:
                Accrued interest receivable                                                (550)            (92)
                Other assets                                                               (505)           (214)
                Accrued interest payable                                                     75              (3)
                Prepayments by borrowers for taxes and insurance                            (26)            (30)
                Other liabilities                                                            815             816
                                                                                     -----------     -----------

Net cash provided (absorbed) by operating activities                                       (465)           1,189
                                                                                     -----------     -----------


Investing activities
      Net (increase) decrease in loans                                                  (22,637)         (6,870)
      Mortgage-backed securities principal repayments                                        500             718
      Proceeds from sale of securities available for sale                                 25,552          15,270
      Purchase of securities available for sale                                         (30,364)        (15,791)
      Redemption of FHLB stock                                                                 -             485
      Purchases of office properties and equipment                                         (661)         (1,107)
                                                                                     -----------     -----------

Net cash provided (absorbed) by investing activities                                    (27,610)         (7,295)
                                                                                     -----------     -----------

                         GUARANTY FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

Financing activities
      Net increase (decrease) in deposits                                                 15,121          17,721
      Repayment of FHLB advances                                                          10,000         (2,500)
      Increase (decrease) in securities sold under agreement to repurchase                 (999)         (6,681)
      Proceeds from the issuance of common stock, net                                          -           4,472
      Proceeds from the issuance covertible preferred securities, net                      6,400               -
      Dividends paid on common stock                                                        (45)               -
      Principal payments on bonds payable, including unapplied payments                    (134)           (123)
                                                                                     -----------     -----------

Net cash provided (absorbed) by financing activities                                      30,343          12,889
                                                                                     -----------     -----------

Increase (decrease) in cash and cash equivalents                                           2,268           6,783
                                                                                     -----------     ------------

Cash and cash equivalents, beginning of period                                             5,917           6,076
                                                                                     -----------     -----------

Cash and cash equivalents, end of period                                              $    8,185        $ 12,859
                                                                                     ===========     ===========

                         GUARANTY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Six Months ended June 30, 1998 and 1997



Note 1  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Guaranty Financial Corporation ("the Corporation") and its wholly-owned subsidiaries, Guaranty Bank ("the Bank"), GMSC, Inc., which was organized as a financing subsidiary, Guaranty Investments Corp., which was organized to sell insurance annuities and other non-traditional products, and Guaranty Capital Trust I, which was formed to issue convertible preferred securities. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 2  Basis of Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and December 31, 1997 and the results of operations and cash flows for the interim periods ending June 30, 1998 and 1997. All 1998 interim amounts are subject to year-end audit, and the results of operations for the interim periods is not necessarily indicative of the results of operations to be expected for the year.

ITEM 2                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Expansion of Existing Branch Network

In June 1998, a sixth full-service banking office was opened on West Main Street in Charlottesville, Virginia. A seventh full-service branch located at the Lake Monticello development in Fluvanna County, Virginia is scheduled to open in September 1998. Subject to regulatory approval, the Bank plans to open an eighth full-service branch, the first in the Richmond metropolitan area, near the Wellesley development in Western Henrico County in early 1999.


Expansion of the Commercial Lending Division

In June 1998, the Bank hired three commercial loan officers and one commercial loan administrator from a recently acquired statewide bank that was headquartered in Charlottesville, Virginia. Management anticipates, although no assurances can be given, that this group will generate significant commercial loans and business deposits which will benefit net interest income, net interest margin and loan portfolio diversification.


Changes in Financial Condition

Deposit growth, proceeds from Federal Home Loan Bank (the "FHLB") advances and net proceeds from completion of a convertible preferred securities offering in May 1998 enabled Guaranty to increase assets. Total assets increased by $31.6 million, or 24.2%, from $130.7 million at December 31, 1997 to $162.3 million at June 30, 1998. These proceeds were primarily invested in loans, investment-grade corporate bonds and short-term interest earning deposit accounts.

Cash and cash equivalents increased $2.3 million, or 38.3%, to $8.2 million at June 30, 1998 from $5.9 million at December 31, 1997. This increase in cash was primarily due to the combination of increased deposits, proceeds from FHLB advances, proceeds from loan sales, and the completion of a convertible preferred securities offering in May 1998. Proceeds to the Corporation from the offering (net of offering expenses of approximately $500,000) were approximately $6.4 million.

Investment securities, at June 30, 1998, increased $5.4 million, or 34.9%, to $20.8 million from $15.4 million at December 31, 1997. This increase was primarily a result of the purchase of $4.9 million in investment-grade corporate bonds and an increase of $1.0 million in treasury notes classified as trading which were offset by principal payments received on mortgage-backed securities of approximately $500 thousand. At the dates indicated, the investment portfolio is comprised of the following:

                                         June 30,        December
                                           1998          31, 1997
                                      -------------   -------------
Mortgage-backed securities
  classified as held-to-maturity           $ 2,327         $ 2,846
Corporate bonds classified
  as available-for-sale                     16,449          11,524
US Treasury Notes classified
  as trading                                 1,991           1,032
                                      -------------   -------------
                                          $ 20,767        $ 15,402
                                      =============   =============

Net loans were $122.1 million at June 30, 1998, an increase of $22.5 million, or 22.5%, from net loans of $99.6 million at December 31, 1997. This increase was primarily related to prime based residential construction loans, including builder lines of credit originated by an experienced construction loan officer hired in December 1997, located in the Bank's primary market of Central
Virginia. Balances outstanding relating to these loans increased to $35.2 million at June 30, 1998, from $11.6 million at December 31, 1997. In addition, during the first six months of 1998, loans with a carrying value of approximately $26.5 million were sold at a net gain of approximately $514 thousand. At June 30, 1998, loans held for sale were approximately $2.4 million.

Real estate owned of $65 thousand at December 31, 1997 was sold during the second quarter of 1998. No unreserved losses were recognized on this sale. No real estate owned was held at June 30, 1998.

Deposits were $128.1 million at June 30, 1998, an increase of $15.1 million, or 13.4%, from total deposits of $113.0 million at December 31, 1997. The majority of this growth was in lower cost NOW/MMDA accounts, which increased $12.4 million, or 77.3%. This growth, comprised solely of local funds, is a reflection of the combined effect of expanded marketing efforts to attract lower cost demand deposits and the impact of recent bank consolidations on Guaranty's primary market. As a result of the Bank's increased focus on commercial lending and the attraction of business accounts, management plans to expand the current product mix and marketing efforts aimed at corporate customers during the second half of 1998. It is anticipated that sweep accounts, designed to be competitive with larger regional banks operating in Guaranty's primary market, will be operational in September 1998. Consequently, management anticipates a continued reduction in the Bank's historical reliance on certificates of deposit as a primary funding source during the remainder of 1998 and 1999. However, no assurances can be given that these strategies will be successful, or if successful, will reduce the bank's reliance on certificates of deposit as a primary funding source.

Office properties and equipment increased $438 thousand since December 31, 1997. This increase was primarily due to capital expenditure relating to improvements at Corporate headquarters and leasehold improvements at the West Main Street branch prior to opening in late June 1998.

In May 1998, $10 million was borrowed from the FHLB on a short-term basis. This advance matures in August 1998.

Results of Operations

Net Income

Guaranty reported net income of $184 thousand and $198 thousand for the three month periods ended June 30, 1998 and 1997, respectively, and $429 thousand and $331 thousand for the six month periods ended June 30, 1998 and 1997, respectively. The change in the second quarter was primarily a result of improved net interest margin which was offset by increased operating costs associated with the Harrisonburg branch which opened in May 1997 and the West Main Street branch in Charlottesville which opened in June 1998. The increase in earnings during the six month period ending June 30, 1998 compared to the same period in 1997 was primarily a result of increased net interest income and gains on the sale of loans and securities which were partially offset by additional costs relating to the opening of the Harrisonburg and West Main Street branches.


Net Interest Income

Net interest income increased by $366 thousand, or 43.7%, to $1.2 million for the three months ended June 30, 1998, compared to $837 thousand for the same period in 1997. Net interest income increased by $592 thousand, or 36.7%, to $2.2 million for the six months ended June 30, 1998 compared to $1.6 million in the same period in 1997. Net interest margin increased 49 basis points to 3.36% for the first six months of 1998 from 2.87% during the same period in 1997. These improvements are primarily a result of growth and improved yields on loans and reduced costs of funds. For the six months ended June 30, 1998, the average balance and average yield on loans was $106.8 million and 8.81%, respectively, compared to $85.3 million and 8.25% for the same period in 1997. Loan growth is primarily related to prime based residential construction loans, including builder lines of credit, located in the Bank's primary market of Central Virginia. Outstanding balances relating to these loans increased to $35.2 million at June 30, 1998, from $4.1 million at June 30, 1997. The average balance of interest bearing liabilities increased to $126.1 million for the first six months of 1998 from $109.4 million for the same period in 1997. However, the corresponding average yield on interest bearing liabilities decreased 17 basis points to 5.21% from 5.38% during the same periods.

Provision for Loan Losses

Management analyzes the potential risk of loss on Guaranty's loan portfolio, given the loan balances and the value of the underlying collateral. The allowance for loan losses is reviewed monthly and is based on the loan classification system, which classifies problem loans as substandard, doubtful, or loss. Additional provisions are added when deemed necessary by management. Based on this evaluation, Guaranty recorded a provision of $44 thousand for the three months ended June 30, 1998, and a provision of $46 thousand for the same period in 1997. For the six month periods ended June 30, 1998 and 1997, Guaranty recorded a provision of $87 thousand and $46 thousand, respectively. As of June 30 1998 the total allowance for loan losses was $873 thousand.

Non-Interest Income

Non-interest income was $375 thousand for the second quarter of 1998 compared to $399 thousand for the same period in 1997. For the six months ending June 30, 1998, other income was $980 thousand, up $355 thousand from the $625 thousand reported during the same period in 1997. This increase was primarily a result of net gains on the sale of loans and securities of $524 thousand during the first six months of 1998, compared to $76 thousand during the same period in 1997. In addition, 1997 amounts were positively impacted by a one-time gain of $117 thousand on the sale of servicing located outside the Corporation's primary market.

Non-Interest Expense

Non-interest expenses during the second quarter of 1998 were $1.2 million, a $359 thousand increase over those incurred during the second quarter of 1997. For the six months ending June 30, 1998, operating expenses were $2.4 million compared to $1.7 million during the same period in 1997. These increases are primarily attributable to the increased size of the Bank and include the costs of opening the Harrisonburg and West Main Street branches.

Income Tax Expense

Guaranty recognized income tax expense of $105 thousand for the three months ended June 30, 1998, compared to $106 thousand for the same period in 1997. Guaranty recognized income tax expense of $261 thousand for the six months ended June 30, 1998, compared to $183 thousand for the same period in 1997. Changes in tax expense between periods are primarily a result of changes in the level of taxable income.

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

In  May   1998,   the   Corporation   issued,   through   a   public   offering,
convertible-preferred securities with a par value of $6.9 million. Net proceeds to the Corporation from the offering were approximately $6.4 million.

Guaranty uses its sources of funds primarily to meet its on-going operating expenses, to pay deposit withdrawals and to fund loan commitments. At June 30, 1998, total approved loan commitments outstanding were approximately $15.2 million. At the same date, commitments under unused lines of credit were approximately $25.5 million. Certificates of deposit scheduled to mature in one year or less at June 30, 1998 were $77.3 million. Management believes that a significant portion of maturing deposits will remain with Guaranty.

At June 30, 1998, regulatory capital was in excess of amounts required by Federal Reserve Regulations to be considered well capitalized as shown in the following table:

Tier 1 Capital:
Common Stock                                                         1,877
Capital Surplus                                                      5,725
Retained Earnings                                                    4,592
Qualifying portion of Convertible Preferred Securities               4,055
Unrealized Loss on available for sale securities                      (29)
                                                             -------------
Total Tier 1 Capital                                                16,220
                                                             -------------

Tier 2 Capital:
Allowance for loan losses                                              873
Allowance for long term debt                                             -
                                                             -------------
Total Tier 2 Capital                                                   873
                                                             -------------
Total Risk Based Capital                                            17,093
                                                             =============

Risk Weighted Assets                                               110,337

Capital Ratios:
Tier 1 Risk-based                                                   14.70%
Total Risk-based                                                    15.49%
Tier 1 Capital to average adjusted total assets                     11.07%

Part II  Other Information


Item 1            Legal Proceedings
                           Not Applicable

Item 2            Changes in Securities
                           Not Applicable

Item 3            Defaults Upon Senior Securities
                           Not Applicable

Item 4            Submission of Matters to a Vote of Security Holders

         On May 21, 1998, the Company's Annual Meeting of Shareholders was held to elect one director to serve on Guaranty's Board of Directors for a term of one year, three directors for terms of two years each, and three directors for terms of three years each and to consider and vote on a proposal to amend Guaranty's 1991 Incentive Plan. The results of the votes on these matters are as follows:

                           (1)      Election of Directors

                                                             For       Withheld
                                                             ---       --------

                             For Term Expiring in 1999
                             -------------------------
                               John B. Syer               1,110,807      6,990

                             For Terms Expiring in 2000
                             --------------------------
                               Douglas E. Caton           1,109,407      8,390
                               John R. Metz               1,109,807      7,990
                               James R. Sipe, Jr.         1,110,807      6,990

                             For Terms Expiring in 2001
                             --------------------------
                               Henry J. Browne            1,109,407      8,390
                               Robert P. Englander        1,109,807      7,990
                               Oscar W. Smith, Jr.        1,109,407      8,390


                           (2)      Approval of 1991 Incentive Plan, as amended

                                                                                                  Broker
                                   For           Against        Withheld       Abstentions       Non-Votes
                                   ---           -------        --------       -----------       ---------

                                   712,932        56,500           --            11,680           336,685



Item 5            Other Information
                           Not Applicable

Item 6.           Exhibits and Reports on Form 8-K

                  (a)    Exhibits

                         27    Financial Data Schedule
                               (filed electronically only)

                  (b)    Reports on Form 8-K -- none.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       GUARANTY FINANCIAL CORPORATION




Date:   August 14, 1998                By: /s/ Thomas P. Baker
                                           ------------------------------------
                                           Thomas P. Baker
                                           President and Chief Executive Officer



Date:   August 14, 1998                By: /s/ Vincent B. McNelley
                                           ------------------------------------
                                           Vincent B. McNelley
                                           Senior Vice President and
                                           Chief Financial Officer