Form 10QSB
period 1998-09-30
GUARANTY FINANCIAL CORP /VA/
filed 1998-11-23
CIK 919967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended                                   Commission File No. 33-76064
September 30, 1998




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

           As of November 23, 1998, 1,501,383 shares were outstanding.

                         GUARANTY FINANCIAL CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX


Part I.   Financial Information                                                        Page No.
Item 1    Financial Statements

          Consolidated Statements of Financial Condition
          as of September 30, 1998 and December 31, 1997                                   3

          Consolidated Statements of Operations for the
          Three and Nine Months Ended September 30, 1998 and 1997                          4

          Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 1998 and 1997                                    5

          Notes to Consolidated Financial Statements                                       7

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                              8

Part II.  Other Information

Item 1    Legal Proceedings                                                               13

Item 2    Changes in Securities                                                           13

Item 3    Defaults upon Senior Securities                                                 13

Item 4    Submission of Matters to a Vote of Security Holders                             13

Item 5    Other Information                                                               13

Item 6    Exhibits and Reports on Form 8-K                                                13

          Signatures                                                                      14


                         PART I. FINANCIAL INFORMATION

Item 1                        FINANCIAL STATEMENTS


                         GUARANTY FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                            SEPTEMBER 30,      DECEMBER 31,
                                                                1998               1997
                                                            -------------      ------------
                                                                       (Unaudited)
ASSETS
Cash and cash equivalents                                        $16,464            $5,917
Investment securities
   Held-to-maturity                                                2,168             2,846
   Available for sale                                              9,700            11,524
   Trading                                                             0             1,032
Investment in FHLB stock at cost                                   1,040               860
Other investments                                                     79                79
Loans receivable, net                                            132,101            99,675
Accrued interest receivable                                        1,231               844
Real estate owned                                                    332                65
Office properties and equipment, net                               6,703             5,999
Other assets                                                       3,525             1,867
                                                            -------------      ------------
          Total assets                                          $173,343          $130,708
                                                            =============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   NOW/MMDA accounts                                             $42,507           $16,037
   Savings accounts                                                9,278             6,434
   Certificates of deposit                                        90,450            90,476
                                                            -------------      ------------
                                                                 142,235           112,947
Bonds payable                                                      1,985             2,360
Convertible trust preferred securities, net                        6,383                 -
Advances from Federal Home Loan Bank                               9,000                 -
Securities sold under agreement to repurchase                          -             2,989
Accrued interest payable                                              80                58
Payments by borrowers for taxes and insurance                        205                80
Other liabilities                                                  1,198               414
                                                            -------------      ------------
          Total liabilities                                      161,086           118,848
                                                            -------------      ------------

STOCKHOLDERS' EQUITY
Preferred stock, par value $1 per share, 500,000
   shares authorized, none issued                                      -                 -
Common stock, par value $1.25 per share,
   4,000,000 shares authorized, 1,501,383
   issued and outstanding                                          1,877             1,877
Additional paid-in capital                                         5,725             5,725
Net unrealized gain (loss) on securities
    available for sale                                               (27)               51
Retained earnings                                                  4,682             4,207
                                                            -------------      ------------
          Total stockholders' equity                              12,257            11,860
                                                            -------------      ------------
Total liabilities and stockholders' equity                      $173,343          $130,708
                                                            =============      ============


                         GUARANTY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)

                                                      Three Months Ended         Nine Months Ended
                                                         September 30,             September 30,
                                                    ----------------------    ----------------------
                                                       1998        1997          1998        1997
                                                    ----------  ----------    ----------  ----------
                                                          (unaudited)              (unaudited)
Interest income
   Loans                                               $3,028      $1,950        $7,717      $5,472
   Mortgage-backed securities                              49         133           160         927
   Other securities                                       429         368         1,116         611
                                                    ----------  ----------    ----------  ----------
Total interest income                                   3,506       2,451         8,993       7,010
                                                    ----------  ----------    ----------  ----------

Interest expense
   Deposits                                             1,569       1,320         4,465       3,541
   Borrowings                                             496         260           857         984
                                                    ----------  ----------    ----------  ----------
Total interest expense                                  2,065       1,580         5,322       4,525
                                                    ----------  ----------    ----------  ----------

Net interest income                                     1,441         871         3,671       2,485

Provision for loan losses                                  49          30           136          76
                                                    ----------  ----------    ----------  ----------

Net interest income after provision
      for loan losses                                   1,392         841         3,535       2,409

Other income
   Loan fees and servicing income                          86          92           279         319
   Gain (loss) on sale of loans and securities            483         395           984         471
   Gain on sale of purchased servicing                      -           -             -         117
   Service fees on checking                               102          39           265         160
   Other                                                   59          53           158         138
                                                    ----------  ----------    ----------  ----------
Total other income                                        730         579         1,686       1,205
                                                    ----------  ----------    ----------  ----------

Other expenses
   Personnel                                              883         424         1,954       1,219
   Occupancy                                              279         212           765         555
   Data processing                                        153         108           379         275
   Deposit insurance premiums                               -          30            11          86
   Other                                                  292         239           905         559
                                                    ----------  ----------    ----------  ----------
Total other expenses                                    1,607       1,013         4,014       2,694
                                                    ----------  ----------    ----------  ----------

Income before income taxes                                515         407         1,207         920
                                                    ----------  ----------    ----------  ----------

Provision for income taxes                                201         141           462         324
                                                    ----------  ----------    ----------  ----------

Net income                                              $ 314       $ 266         $ 745       $ 596
                                                    ==========  ==========    ==========  ==========

Basic and diluted earnings per common share            $ 0.21      $ 0.18        $ 0.50      $ 0.41
                                                    ==========  ==========    ==========  ==========

                         GUARANTY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1998 and 1997
                                 (In Thousands)

                                                                                            1998           1997
                                                                                        ------------   ------------
                                                                                                (unaudited)
Operating Activities
      Net Income                                                                           $ 745          $ 596
      Adjustments to reconcile net income to net cash provided
           (absorbed) by operating activities:
           Provision for loan losses                                                         136             76
           Depreciation and amortization                                                     371            248
           Gain on sale of purchased servicing                                                 -           (117)
           Proceeds from the sale of purchased servicing, net                                  -            374
           Amortization of deferred loan fees                                                139             69
           Net amortization of premiums and accretion of discounts                           (45)            87
           Loss (gain) on sale of loans                                                     (996)          (182)
           Originations of loans held for sale                                           (49,952)        (8,085)
           Proceeds from sale of loans                                                    50,037          8,267
           Loss (gain) on sale of securities available for sale                             (313)          (310)
           (Gain) loss on trading securities                                                 323              9
           Purchase of trading securities                                                (77,440)       (42,259)
           Sales of trading securities                                                    78,149         42,250
           (Gain) loss on sale of real estate owned                                            -              2
           Other, net                                                                        574            764
           Changes in:
                Accrued interest receivable                                                 (387)          (243)
                Other assets                                                              (1,925)           342
                Accrued interest payable                                                      22              4
                Prepayments by borrowers for taxes and insurance                             125            172
                Other liabilities                                                            784            785
                                                                                     ------------   ------------

Net cash provided (absorbed) by operating activities                                         347          2,849
                                                                                     ------------   ------------

Investing activities
      Net (increase) decrease in loans                                                   (32,599)       (15,185)
      Mortgage-backed securities principal repayments                                        743          1,039
      Proceeds from sale of securities available for sale                                 47,421         37,165
      Purchase of securities available for sale                                          (45,284)       (34,921)
      Purchase of FRB stock                                                                    -            (72)
      Redemption (purchase) of FHLB stock                                                   (180)           485
      Purchases of office properties and equipment                                        (1,050)        (1,258)
                                                                                     ------------   ------------

Net cash provided (absorbed) by investing activities                                     (30,949)       (12,747)
                                                                                     ------------   ------------




                         GUARANTY FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued


Financing activities
      Net increase (decrease) in deposits                                                 29,288         26,721
      Proceeds from FHLB advances                                                         39,000          3,500
      Repayment of FHLB advances                                                         (30,000)       (15,500)
      Increase (decrease) in securities sold under agreement to repurchase                (2,989)        (6,681)
      Proceeds from the issuance of common stock, net                                          -          4,472
      Proceeds from the issuance convertible preferred securities, net                     6,400              -
      Dividends paid on common stock                                                         (90)             -
      Principal payments on bonds payable, including unapplied payments                     (460)          (275)
                                                                                     ------------   ------------

Net cash provided (absorbed) by financing activities                                      41,149         12,237
                                                                                     ------------   ------------

Increase (decrease) in cash and cash equivalents                                          10,547          2,339

Cash and cash equivalents, beginning of period                                             5,917          6,076
                                                                                     ------------   ------------

Cash and cash equivalents, end of period                                                $ 16,464       $  8,415
                                                                                     ============   ============


                         GUARANTY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Nine Months ended September 30, 1998 and 1997



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

Note 2  Basis of Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and December 31, 1997 and the results of operations and cash flows for the interim periods ending September 30, 1998 and 1997. All 1998 interim amounts are subject to year-end audit, and the results of operations for the interim periods is not necessarily indicative of the results of operations to be expected for the year.

ITEM 2               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Expansion of Existing Branch Network

In November 1998, a seventh full-service branch was opened at the Lake Monticello development in Fluvanna County, Virginia. Subject to regulatory approval, the Bank plans to open an eighth full-service branch, the first in the Richmond, Virginia metropolitan area, near the Wellesley development in Western Henrico County in June 1999.


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


Changes in Financial Condition

Deposit growth, proceeds from Federal Home Loan Bank (the "FHLB") advances and net proceeds from completion of a convertible preferred securities offering in May 1998 enabled Guaranty to increase assets. Total assets increased by $42.6 million, or 32.6%, from $130.7 million at December 31, 1997 to $173.3 million at September 30, 1998. These proceeds were primarily invested in loans and short-term interest earning deposit accounts.

Cash and cash equivalents increased $10.5 million, or 178.3%, to $16.5 million at September 30, 1998 from $5.9 million at December 31, 1997. This increase in cash was primarily due to the combination of increased deposits, proceeds from the sale of corporate bonds classified as available for sale, proceeds from FHLB advances, proceeds from loan sales, and the completion of a convertible preferred securities offering in May 1998. Proceeds to the Corporation from the offering (net of offering expenses of approximately $500,000) were approximately $6.4 million.

Investment securities, at September 30, 1998, decreased $3.8 million, or 22.9%, to $11.87 million from $15.4 million at December 31, 1997. This decrease was primarily a result of the sale of $1.8 million in investment-grade corporate bonds, a decrease of $1.0 million in treasury notes classified as trading and principal payments received on mortgage-backed securities of approximately $700 thousand. At the dates indicated, the investment portfolio is comprised of the following:

                                            September 30,  December 31,
                                                 1998          1997
                                            -------------  ------------
       Mortgage-backed securities
         classified as held-to-maturity           $ 2,168       $ 2,846
       Corporate bonds classified
         as available-for-sale                      9,700        11,524
       US Treasury Notes classified
         as trading                                     -         1,032
                                            -------------  ------------
                                                  $11,868       $15,402
                                            =============  ============

Net loans were $132.1 million at September 30, 1998, an increase of $32.4 million, or 32.5%, from net loans of $99.6 million at December 31, 1997. This increase was primarily related to prime based residential construction loans, including builder lines of credit originated by an experienced construction loan officer hired in December 1997, located in the Bank's primary market of Central Virginia. Balances outstanding relating to these loans increased to $39.0 million at September 30, 1998, from $11.6 million at December 31, 1997. In addition, during the first nine months of 1998, loans with a carrying value of approximately $49.9 million were sold at a net gain of approximately $1.0 million. At September 30, 1998, loans held for sale were approximately $3.0 million.

Real estate owned of $65 thousand at December 31, 1997 was sold during the second quarter of 1998. No unreserved losses were recognized on this sale. At September 30, 1998, real estate owned was comprised of one single-family residential property located in western Albemarle. No material losses are anticipated on the ultimate sale of this property.

Deposits were $142.2 million at September 30, 1998, an increase of $29.3 million, or 25.9%, from total deposits of $113.0 million at December 31, 1997. The majority of this growth was in lower cost NOW/MMDA accounts, which increased $26.5 million, or 44.2%. This growth, comprised solely of local funds, is a reflection of the combined effect of expanded marketing efforts to attract lower cost demand deposits and the impact of recent bank consolidations on Guaranty's primary market. As a result of the Bank's increased focus on commercial lending and the attraction of business accounts, management plans to expand the current product mix and marketing efforts aimed at corporate customers during the remainder of 1998 and the first quarter of 1999. During the third quarter of 1998, the Bank added sweep accounts designed to be competitive with larger regional banks operating in Guaranty's primary market. Consequently, management anticipates a continued reduction in the Bank's historical reliance on certificates of deposit as a primary funding source during the remainder of 1998 and 1999. However, no assurances can be given that these strategies will be successful, or if successful, will reduce the bank's reliance on certificates of deposit as a primary funding source.

Office properties and equipment increased $704 thousand since December 31, 1997. This increase was primarily due to capital expenditure relating to improvements at Corporate headquarters, leasehold improvements at the West Main Street branch prior to opening in late June 1998 and construction costs relating to the Lake Monticello branch which opened in November 1998.

At September 30, 1998, $9.0 million in advances was borrowed from the FHLB. These advances are comprised entirely of daily rate credits which reprice based on the previous days Fed Fund rate.

Results of Operations

Net Income

Guaranty reported net income of $314 thousand and $266 thousand for the three month periods ended September 30, 1998 and 1997, respectively, and $745 thousand and $596 thousand for the nine month periods ended September 30, 1998 and 1997, respectively. These increases were primarily a result of increased net interest income and gains on the sale of loans and securities which were partially offset by additional costs relating to expansion of the retail network, residential lending division, commercial loan department and back-office personnel.

Net Interest Income

Net interest income was $1.4 million for the quarter ended September 30, 1998, up 65.4% from the $871 thousand earned during the same period in 1997. For the first nine months of 1998, net interest income was $3.7 million, a 47.7% increase over the first nine months of 1997. Net interest margin increased 58 basis points to 3.41% for the first nine months of 1998 from 2.83% during the same period in 1997. These improvements are primarily a result of growth and improved yields on loans and reduced costs of deposits. The impact of these improvements were partially offset by the interest costs of a $6.9 million convertible preferred security offering that closed on May 5, 1998. For the nine months ended September 30, 1998, the average balance and average yield on loans was $115.7 million and 8.92%, respectively, compared to $86.2 million and 8.46% for the same period in 1997. Loan growth is primarily related to prime based residential construction loans, including builder lines of credit located in the Bank's primary market of Central Virginia. Outstanding balances relating to these loans increased to approximately $39 million at September 30, 1998, from approximately $5 million at September 30, 1997. Also, in June 1998, the Bank hired three commercial loan officers and one commercial loan administrator from a recently acquired statewide bank that was headquartered in Charlottesville. Management anticipates that this group will generate significant commercial loans and business deposits which will benefit net interest income, net interest margin and loan portfolio diversification.

The average balance of interest bearing deposits increased to $122.1 million for the first nine months of 1998 from $93.4 million for the same period in 1997. However, the corresponding average rate paid on these deposits decreased 16 basis points to 4.89% from 5.05% during the same periods. In addition, the average balance of non-interest bearing deposits increased to $4.4 million during the nine months ending September 30, 1998, from $1.6 million during the same period in 1997.


Provision for Loan Losses

Management analyzes the potential risk of loss on Guaranty's loan portfolio, given the loan balances and the value of the underlying collateral. The allowance for loan losses is reviewed monthly and is based on the loan classification system, which classifies problem loans as substandard, doubtful, or loss. Additional provisions are added when deemed necessary by management. Based on this evaluation, Guaranty recorded a provision of $49 thousand for the nine months ended September 30 1998, and a provision of $30 thousand for the same period in 1997. For the nine-month periods ended September 30, 1998 and 1997, Guaranty recorded a provision of $136 thousand and $76 thousand, respectively. As of September 30 1998 the total allowance for loan losses was $957 thousand.

Non-Interest Income

Non-interest income was $730 thousand for the third quarter 1998 compared to $579 thousand for the same period in 1997. For the nine months ending September 30, 1998, non-interest income was $1.7 million, up $481 thousand from the $1.2 million reported during the same period in 1997. This increase was primarily a result of net gains on the sale of loans and securities of $984 thousand during the first nine months of 1998, compared to $471 thousand during the same period in 1997. In addition, 1997 amounts were positively impacted by a one-time gain of $117 thousand on the sale servicing located outside the Corporation's primary market.

Non-Interest Expense

Operating expenses during the third quarter of 1998 were $1.6 million, a $594 thousand increase over those incurred during the third quarter of 1997. For the nine months ending September 30, 1998, operating expenses were $4.0 million compared to $2.7 million during the same period in 1997. These increases are primarily attributable to the increased size of the Bank and expansion of the residential and commercial lending divisions.

Income Tax Expense

Guaranty recognized income tax expense of $201 thousand for the three months ended September 30, 1998, compared to $141 thousand for the same period in 1997. Guaranty recognized income tax expense of $462 thousand for the nine months ended September 30, 1998, compared to $324 thousand for the same period in 1997. Changes in tax expense between periods are primarily a result of changes in the level of taxable income.


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

Guaranty uses its sources of funds primarily to meet its on-going operating expenses, to pay deposit withdrawals and to fund loan commitments. At September 30, 1998, total approved loan commitments outstanding were approximately $17.7 million. At the same date, commitments under unused lines of credit were approximately $40.8 million. Certificates of deposit scheduled to mature in one year or less at September 30, 1998 were $54.7 million. Management believes that a significant portion of maturing deposits will remain with Guaranty.

At September 30, 1998, regulatory capital was in excess of amounts required by Federal Reserve Regulations to be considered well capitalized as shown in the following table:

Tier 1 risk based                                           8.22%
Total risk based                                            8.71%
Tier 1 to average adjusted total assets                    10.48%


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

Guaranty, in conjunction with its outside service bureau, has developed a plan to address Year 2000 exposure surrounding Guaranty's computer and data processing systems. Since early 1997, Guaranty has been updating its systems hardware to be Year 2000 compliant. The next step involves testing system software, half of such testing was completed as of September 30, 1998, and it is estimated that the process will cost approximately $25,000 to complete. In conjunction with this testing, Guaranty plans to test its other systems that are not related to the service bureau. Management anticipates Guaranty will be Year 2000 compliant, thus satisfying all regulatory requirements.

                           Part II. Other Information


Item 1            Legal Proceedings
                           Not Applicable

Item 2            Changes in Securities
                           Not Applicable

Item 3            Defaults Upon Senior Securities
                           Not Applicable

Item 4            Submission of Matters to a Vote of Security Holders
                           Not Applicable

Item 5            Other Information
                           Not Applicable

Item 6            Exhibits and Reports on 8-K
                           Not Applicable

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       GUARANTY FINANCIAL CORPORATION




Date:   November 23, 1998              By: /s/ Thomas P. Baker
                                           ------------------------------------
                                           Thomas P. Baker
                                           President and Chief Executive Officer



Date:   November 23, 1998              By: /s/ Vincent B. McNelley
                                           ------------------------------------
                                           Vincent B. McNelley
                                           Senior Vice President and
                                           Chief Financial Officer