Form 10KSB40
period 1998-12-31
GUARANTY FINANCIAL CORP /VA/
filed 1999-03-31
CIK 919967

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

                                 (804) 970-1100
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                Name of Each Exchange
         Title of Each Class                     on Which Registered
         -------------------                     -------------------

                 None                                    n/a

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $1.25 per share
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
                                                                 Yes _X_  No ___

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         The issuer's gross income for its most recent fiscal year was $13,060,000.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing sales price of such stock as of March 26, 1999 was approximately $12,785,068. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         The number of outstanding shares of Common Stock as of March 26, 1999 was 1,501,727.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement for the 1999 Annual Meeting of Shareholders - Part III

                                TABLE OF CONTENTS

                                     PART I
                                                                          Page

ITEM 1.  DESCRIPTION OF BUSINESS..........................................  4

ITEM 2.  DESCRIPTION OF PROPERTY.......................................... 13

ITEM 3.  LEGAL PROCEEDINGS................................................ 13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                      OF SECURITY HOLDERS................................. 13

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
                       STOCKHOLDER MATTERS................................ 14

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATION.................. 15

ITEM 7.  FINANCIAL STATEMENTS............................................. 38

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE.............. 38

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                      CONTROL PERSONS; COMPLIANCE WITH SECTION
                      16(a) OF THE EXCHANGE ACT........................... 38

ITEM 10. EXECUTIVE COMPENSATION........................................... 38

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT............................... 38

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................... 39

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K............................39

                                     PART I

Item 1.           Description of Business.

General

         Guaranty Financial Corporation ("Guaranty") is a Virginia corporation which was organized in 1995 for the purpose of becoming the holding company of Guaranty Bank (the "Bank"). The Bank is a Virginia state chartered bank which began business in February 1981 and is headquartered in Charlottesville, Virginia.

         The principal asset of Guaranty is the outstanding stock of the Bank, a wholly owned subsidiary. Guaranty presently has no separate operations and its business primarily consists of the business of the Bank. Effective April 29, 1998 Guaranty formed Guaranty Capital Trust I (the "Trust"), a wholly owned subsidiary. The purpose of the Trust was to issue convertible preferred securities. Guaranty's Common Stock is quoted on The Nasdaq National Market System under the symbol "GSLC".

         Guaranty's principal business activities are attracting checking and savings deposits from the general public through its retail banking offices and originating, servicing, investing in and selling loans. Of Guaranty's $173.1 million of gross loans outstanding at December 31, 1998, 43.8% represented commercial real estate, and 38.4% represented residential first mortgages. Guaranty also lends funds to retail banking customers by means of home equity, installment loans, and multi-family dwellings. Guaranty has recently begun to offer consumer loans and government-insured and conventional small business loans. Guaranty invests in certain United States government and agency obligations and other investments permitted by applicable laws and regulations.

         Guaranty's main office is located at 1658 State Farm Boulevard, Charlottesville, Virginia 22911 and the telephone number is (804) 970-1100.

Market Area

         Guaranty is headquartered in Charlottesville or Albemarle County, Virginia. This area had a collective population of approximately 108,000 in 1990 according to census figures, is located in central Virginia 110 miles southwest of Washington, D.C. and 70 miles west of Richmond, Virginia, and includes the University of Virginia, the area's largest employer. Guaranty operates seven full service retail branches, which serve Charlottesville, Albemarle County, Fluvanna County, and Harrisonburg, Virginia.

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

         Guaranty uses a Management Loan Committee and Directors Loan Committee to approve loans. The Management Loan Committee, which consists of the President and two additional loan underwriters, meets as necessary to review all loan applications. A Directors Loan Committee, which currently consists of all directors, approves loans in excess of $1,000,000 that have been previously approved by the Management Loan Committee. Guaranty's President is responsible for reporting to the Directors Loan Committee monthly on the activities of the Management Loan Committee and on the status of various delinquent and non-performing loans. The Directors Loan Committee also reviews lending policies proposed by Management.

         Residential loan originations come primarily from walk-in customers, real estate brokers and builders. Commercial real estate loan originations are obtained through broker referrals, direct solicitation of developers and continued business from customers. All completed loan applications are reviewed by Guaranty's salaried loan officers. As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant. If commercial real estate is involved, information is also obtained concerning cash flow after debt service. Loan quality is analyzed based on the Bank's experience and guidelines with respect to credit underwriting, as well as the guidelines issued by the Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and other purchasers of loans, depending on the type of loan involved. The non-conforming one-to-four-family adjustable-rate mortgage loans originated by Guaranty, however, are not readily salable in the secondary market because they do not meet all of the secondary marketing guidelines. These loans are evaluated by the loan committee for "overall" merit and will not exceed an 80% loan to value ratio. Real estate is appraised by independent fee appraisers who have been pre-approved by the Board of Directors. Loans are submitted to the underwriting department for review. All conforming loans including HUD/FHA, VA and applicable VHDA loans are underwritten and acted upon within loan administration requiring two signatures of approval.

         In the normal course of business, Guaranty makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its annual financial statements, including commitments to extend credit. At December 31, 1998, commitments to extend credit totaled $61.9 million.

Commercial Real Estate Lending

         During 1998 Guaranty has focused on increasing its percentage of commercial real estate loans in relation to the total loan portfolio. These loans are secured by various types of commercial real estate, including multi-family residential buildings, commercial buildings and offices, small shopping centers and churches. At December 31, 1998, commercial real estate loans aggregated $36.9 million or 15.5% of Guaranty's gross loans. Guaranty's commercial real estate loans have been made at interest rates that adjust based on yields for one-year U.S. Treasury securities, with a 2% annual cap on rate adjustments and a 6% cap on interest rates over the life of the loan. Typically, Guaranty charges fees ranging from 1% to 2% on these loans. Commercial real estate loans made by Guaranty generally amortize over 15 to 25 years and may have a call provision of 3 or 5 years. Guaranty's commercial real estate loans are secured by properties in its market area.

         In its underwriting of commercial real estate, Guaranty may lend, under federal regulation, up to 100% of the secured property's appraised value, although Guaranty's loan to original appraised value ratio on such properties is 80% or less in most cases. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy generally. Guaranty's commercial real estate loan underwriting criteria require an examination of debt service coverage ratios, the borrower's creditworthiness and prior credit history and reputation, and Guaranty generally requires personal guarantees or endorsements of borrowers. Guaranty also carefully considers the location of the security property.

One-to-Four-Family Residential Real Estate Lending

         Guaranty's primary lending program in the past has been the origination of loans secured by one-to-four-family residences, all of which have been located in its market area. Guaranty evaluates both the borrower's ability to make principal and interest payments and the value of the property that will secure the loan. Federal law permits Guaranty to make loans in amounts of up to 100% of the appraised value of the underlying real estate. Loans are made with a loan to value up to 95% for conventional mortgage loans and up to 100% for loans guaranteed by either the Federal Housing Authority ("FHA") or the Veterans Administration ("VA"). For conventional loans in excess of 80% loan to value, private mortgage insurance is secured insuring the mortgage loans to 75% loan to value. In addition to fixed rate mortgage loans, Guaranty makes adjustable rate mortgages with the primary loan indexed to the one year treasury. Generally if the loans are not made to credit standards of FHLMC, additional fees and rate are charged. If the loan to value exceeds 80%, private mortgage insurance is generally secured.

         Although, due to competitive market pressures, the Bank does originate fixed-rate mortgage loans, it currently underwrites and documents all such loans to permit their sale in the secondary mortgage market. At December 31, 1998, $20.2 million, or 11.7%, of Guaranty's loan portfolio consisted of fixed-rate mortgage loans.

         Guaranty's current one-to-four-family residential adjustable-rate mortgage loans ("ARMs") have interest rates that adjust every year, generally in accordance with the rates on one-year U.S. Treasury Bills. Guaranty's ARMs generally limit interest rate increases to 2% each rate adjustment period and have an established ceiling rate at the time the loans are made of up to 6% over the original interest rate. Borrowers are qualified at the first year interest rate plus 2%. To compete with other lenders in its market area, Guaranty makes one-year ARMs at interest rates which, for the first year, are below the index rate which would otherwise apply to these loans. At December 31, 1998, $46.1 million, or 26.7%, of Guaranty's loan portfolio consisted of ARMs. There are unquantifiable risks resulting from potential increased costs to the borrower as a result of repricing. It is possible, therefore, that during periods of rising interest rates, the risk of defaults on ARMs may increase due to the upward adjustment of interest costs to borrowers.

         All one-to-four-family real estate mortgage loans being originated by Guaranty contain a "due-on-sale" clause providing that Guaranty may declare the unpaid principal balance due and payable upon the sale of the mortgage property. It is Guaranty's policy to enforce these due-on-sale clauses concerning fixed-rate loans and to permit assumptions of ARMs, for a fee, by qualified borrowers.

         Guaranty requires, in connection with the origination of residential real estate loans, title opinions and fire and casualty insurance coverage, as well as flood insurance where appropriate, to protect Guaranty's interest. The cost of this insurance coverage is paid by the borrower. Guaranty does require escrows for taxes and insurance.

Construction Lending

         Guaranty makes local construction loans, primarily residential and lot loans. The construction loans are secured by the property for which the loan was obtained. At December 31, 1998, construction and land loans outstanding were $60.0 million, or 16.9%, of gross loans. The average life of a construction loan is approximately nine months and they reprice daily to meet the market, normally prime plus two percent. Because the interest charged on these loans floats with the market, they help Guaranty in managing its interest rate risk. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of the home under construction, which is of uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To minimize the risks associated with construction lending, Guaranty limits loan amounts to 80.0% of appraised value, in addition to its usual credit analysis of its borrowers. Guaranty also obtains a first lien on the security property as security for its construction loans.

Consumer Lending

         Guaranty offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, share loans, automobile loans, deposit account loans, installment and demand loans, letters of credit, and home equity loans. At December 31, 1998, Guaranty had consumer loans of $9.6 million or 5.5% of gross loans. During 1997 and 1998, Guaranty increased its level of consumer loans by 43.6%. Such loans were generally made to customers with which Guaranty had an pre-existing relationships. Guaranty originates all of its consumer loans in its market area and intends to continue its consumer lending in this geographic area.

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

 Commercial Loans

         In July 1996, Guaranty began making commercial loans to qualified small businesses in its market area. Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have commensurately higher yields. To manage these risks, Guaranty generally secures appropriate collateral and carefully monitors the financial condition of its business borrowers.
Residential mortgage loans generally are made on the basis of the borrower's ability to make repayment from his employment and other income and are secured by real estate whose value tends to be easily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower's ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral for commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate. Guaranty has a credit review and monitoring system to regularly review the cash flow of commercial borrowers. At December 31, 1998, commercial loans made up 15.5% of the total loan portfolio.

Employees

         At December 31, 1998, Guaranty had the equivalent of 91 full-time employees, and currently has 9 part-time employees. None of Guaranty's employees are represented by any collective bargaining unit.

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

         Capital. The Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations they supervise. Under the risk-based capital requirements, Guaranty and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit), of 8%. At least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles ("Tier 1 capital"). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance ("Tier 2 capital" and, together with Tier 1 capital, "total capital"). At December 31, 1998, Guaranty's Tier 1 capital and total capital ratios were 10.44% and 10.99%, respectively.

         In addition, each of the Federal bank regulatory agencies have established minimum leverage capital ratio requirements for banking organizations. These requirements provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets equal to 4% for banks and bank holding companies that meet certain specified criteria. All other banks and bank holding companies will generally be required to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum. Guaranty's leverage ratio at December 31, 1998 was 10.81%.

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

         The Federal banking agencies also have broad powers under current Federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. As of December 31, 1998, Guaranty and the Bank were classified as well-capitalized.

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

         Economic and Monetary Policies. The operations of Guaranty are affected not only by general economic conditions, but also by the economic and monetary policies of various regulatory authorities. In particular, the Federal Reserve regulates money, credit and interest rates in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of loans, investments and deposits and affect interest rates charged on loans or paid for time and savings deposits. Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

The Year 2000 Issue

         The Year 2000 ("Y2K") issue relates to whether computer systems will properly recognize and process date sensitive information on and after January 1, 2000. Systems that do not properly recognize such information could generate erroneous data or fail. The Bank is heavily dependent on computer systems in the conduct of substantially all of its business activities.

         The Corporation has both a Y2K Committee and a Y2K Plan that were established and adopted in 1998. The Plan, as recommended by the Federal Financial Institutions Examination Council, is based on five phases: Awareness, Assessment, Renovation, Validation and Implementation. The Corporation continues in the Validation phase, or testing phase, which is scheduled for completion by April 1999. In the event that any of its mission critical computer systems fail to meet the Y2K requirements, or if other systems that the Bank depends upon for automated processing its ongoing transactions, such as electrical or data transmission fail, the Bank is required by Federal regulators to develop and test a comprehensive contingency plan. The contingency plan is currently being developed and should be completed by September 1999.

         Successful and timely completion of the Y2K project is based on management's best estimates derived from various assumptions of future events, which are inherently uncertain, including the testing of results of the core processing system maintained by a third party service bureau, and readiness of all vendors, suppliers and customers. No assurance can be given that the Plan will be successfully completed by the Year 2000, in which case the Corporation could incur data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial statements of the Corporation.

Forward Looking Statements

         Certain statements in this annual report on Form 10-KSB are forward-looking and may be identified by the use of words such as "believe", "expect", "anticipate", "should", "planned", "estimated", and "potential". These statements are based on the Corporation's current expectations. A variety of factors could cause the Corporation's actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of the Corporation's business include interest rate movements, competition from both financial and non-financial institutions, the timing and occurrence (or nonoccurence) of transactions and events that may be subject to circumstances beyond the Corporation's control, and general economic conditions.

Item 2.           Description of Property.

         Guaranty's current principal office opened in December 1996 and is located at 1658 State Farm Boulevard, Charlottesville, Virginia.

         Guaranty has operated an office on Seminole Trail in Charlottesville since 1983. Guaranty purchased this office in June 1996 at a cost of $1.15 million.

         Guaranty has operated a branch in downtown Charlottesville since 1981, and has operated its current Main Street location since 1992. The current lease expires in 2002, subject to Guaranty's right to renew for three additional five-year periods under certain circumstances. Guaranty has operated a branch in Charlottesville near the University of Virginia since 1985, including the Arlington Boulevard branch that opened in 1994. The current lease for this branch expires in 1999, subject to Guaranty's right to renew for three additional five-year periods, and West Main Street branch which opened July 1998. The current lease for this branch expires in 2003, subject to Guaranty's right to renew for two five year terms.

         In December 1996, Guaranty opened a new main office, operations center and fourth retail branch in the Pantops area in Albemarle County, just east of Charlottesville. Guaranty also opened a branch in Harrisonburg, Virginia in May 1997 and Lake Monticello, Virginia in November 1998.


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

                           Market Price and Dividends

                                                                    Sales Price ($)
                                                                -------------------------
                                                                   High           Low                 Dividends ($)
                                                                -----------     ---------         ----------------------
Fiscal Year Ended December 31, 1997:
     1st quarter                                                     11.00          8.25                    -
     2nd quarter                                                     11.00          9.25                   .06
     3rd quarter                                                     12.75         10.00                   .03
     4th quarter                                                     15.25         10.75                   .03

Fiscal Year Ended December 31, 1998:
     1st quarter                                                     16.75         13.25                   .03
     2nd quarter                                                     17.00         15.50                   .06
     3rd quarter                                                     17.00         12.375                  .06
     4th quarter                                                     15.00         10.75                   .06

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

         Guaranty is a legal entity separate and distinct from its subsidiaries, and its revenues depend primarily on the payment of dividends from the Bank. The Bank is subject to certain legal restrictions on the amount of dividends it is permitted to pay to Guaranty. At December 31, 1998, the Bank had available for distribution as dividends to Guaranty approximately $2.7 million.

         As of March 26, 1999, Guaranty has approximately 1,191 shareholders of record.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary discusses major components of Guaranty's business and presents an overview of its consolidated financial position and results of operations at and for the years ended December 31, 1998 and 1997, the six months ended December 31, 1996 and the fiscal year ended June 30, 1996. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information presented elsewhere in this annual report.

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

OVERVIEW

* On April 28, 1998, Guaranty Financial Corporation, in an effort to increase its regulatory capital base, formed the subsidiary Guaranty Capital Trust I, which issued $6.9 million of 7% cumulative, convertible preferred securities that mature on May 28, 2028.

* Guaranty opened its sixth and seventh retail branches during 1998, the first on West Main Street near the University of Virginia in Charlottesville, Virginia and second at Lake Monticello, a planned community in Fluvanna County, Virginia.

NET INCOME

Net income for the year ended December 31, 1998 was $1,016,000, ($.68 per diluted share), a 13.3% increase when compared to calendar year 1997 earnings of $898,000 ($.61 per diluted share). These increased earnings where primarily a result of increased net interest margin, growth and expansion of the existing branch network and the addition and expansion of the commercial and construction loan departments. These increased revenues were partially offset by additional costs relating to the expansion of the branch network and lending departments. In addition, 1997 earnings were affected by the one-time expenses related to the conversion to a state chartered commercial bank.

Management continues to implement strategies to restructure the balance sheet in accordance with the current strategic plan which focuses on growth and expansion of the existing branch network and product offerings by maximizing the opportunities and benefits resulting from the impact recent bank consolidations are having on the local market. Guaranty Bank is the only community bank with corporate headquarters located in the Charlottesville market that has an existing branch network and established lending programs in place to capitalize on these unique growth opportunities. However, there can be no assurance that management will be successful in implementing these plans, or if successful, that these plans will result in improved operating performance.

Net income for the year ended December 31, 1997 was $898,000, ($.61 per share), a 161.8% increase when compared to calendar year 1996 earnings of $343,000 ($.37 per share). These increased earnings were primarily a result of an increased net interest margin and gains on the sale of loans and securities resulting from a favorable interest rate environment during a restructuring of the balance sheet. These increased revenues were partially offset by expenses relating to the conversion to a state chartered commercial bank in June 1997 and costs related to the expansion of the branch network. Calendar 1997 was positively impacted by the first full year of operations for the combined Corporate Headquarters and Branch that was opened on the east side of Charlottesville, Virginia in December 1996. Also, in May 1997, a fifth full-service branch was opened in Harrisonburg, Virginia.

For the six months ended December 31, 1996, the Corporation had a net loss of $6,000 compared to earnings of $299,000 for the same period in 1995. Income decreased during the six months ended December 31, 1996, due to a charge of $237,000 when it restructured its investment portfolio and a one time special assessment of $347,000 to recapitalize the Savings Association Insurance Fund ("SAIF"). In order for Guaranty to convert to a commercial bank, securities classified as available for sale had to be reclassified as trading securities. This resulted in a mark to market loss of $237,000 which was charged against net income and adjusted the basis of the securities. Without these losses, Guaranty would have reported an after tax net income of $376,000 for the six months ended December 31, 1996.

NET INTEREST INCOME

Net interest income is the major component of Guaranty's earnings and is equal to the amount by which interest income exceeds interest expense. Earning assets consist primarily of loans and securities, while deposits and borrowings represent the major portion of interest bearing liabilities. Changes in the volume and mix of assets and liabilities, as well as changes in the yields and rates paid, determine changes in net interest income. The net interest margin is calculated by dividing net interest income by average earning assets and represents Guaranty's net interest margin.

Net interest income was $5.7 million for the year ended December 31, 1998, 62.9% greater than the $3.5 million reported during the year ended December 31, 1997. This improvement in the net interest income was primarily due to the volume increases in the loan portfolios and interest bearing deposits with other banks and the decline in the average cost of interest bearing liabilities. Average loans increased 37.6% for the year ended December 31, 1998. The average balance of the interest bearing deposits with other banks was $10.5 million during the year ended December 31, 1998 an increase of 87.3%, from an average balance of $5.6 million during the year ended December 31, 1997. The average yield on average loans increased 60 basis points from 8.50% in 1997 to 9.15% in 1998. The yield on interest bearing deposits declined from 6.17% in 1997 to 5.13% in 1998. The cost of average total interest bearing liabilities during the year ended December 31, 1998 declined from 5.29% in 1997 to 5.18% in 1998. The average rate paid on savings accounts declined 39 basis points from 3.36% in 1997 to 2.97% in 1998. The average rate paid on certificates of deposits declined 9 basis points from 5.50% in 1997 to 5.41% in 1998.

Net interest income was $3.5 million for the year ended December 31, 1997, 33.9% greater than the $2.60 million reported during calendar year 1996. This improvement in net interest income was primarily due to volume increases in the securities and loan portfolios and to a decline in the average cost of interest bearing liabilities. Average loans increased 9.6% for the year ended December 31, 1997. The average balance of the securities portfolio was $22.6 million in calendar 1997, up $7.74 million, or 51.9% over calendar 1996. Although market interest rates were in a declining trend during the year ended December 31, 1997, the yield on average loans increased 20 basis points from 8.30% in 1996 to 8.50% in 1997. The average yield on securities declined from 7.4% in 1996 to 7.0% in 1997. Also contributing to the improvement in net interest income for the year ended December 31, 1997 was a decline in the cost of average total interest bearing liabilities from 5.6% in 1996 to 5.3% in 1997. The average rate paid on interest bearing deposits decreased 7 basis points, from 5.12% to 5.05%, and the average rate paid on certificates of deposit declined 10 basis points from 5.60% to 5.50%. The increase in net interest margin was achieved from both volume gains and widening spreads. The increase in average securities was a result of loan demand not keeping pace with increases in deposits. This tread reversed in late 1997 as a result of the expanded branch network and additional loan demand.

Net interest income was $1.3 million for the six month period ended December 31, 1996, 15.5% greater than the $1.2 million reported for the same period in 1995. This improvement in net interest income was primarily due to volume increases in the securities portfolio and to higher average yields on the loan portfolio. The average balance of the securities portfolio was $17.6 million for the six month period ended December 31, 1996, up 124.7% over the same period in 1995. The average balance of the loan portfolio was $83.8 million for the six month period ended December 31, 1996, up 7.6% over the same period in 1995. The yield on average loans increased 4 basis points from 8.2% during the six month period ended December 31, 1995 to 8.24% for the same period in 1996, while the yield on securities declined 182 basis points to 7.15% for the six month period ended December 31, 1996 from 8.97% for the same period in 1995. Also contributing to the improved net interest margin was a 38 basis point decrease in the rate paid on average interest bearing liabilities to 5.6% for the six month period ended December 31, 1996 from 5.9% for the same period in 1995.

The following table sets forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders' equity and the related income, expense and corresponding weighted average yields and costs.


                                                                                                               Six Months Ended
                                                                 Year Ended December 31,                          December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                       ---------------------------------------------------------------------------------------------
  (Dollars in thousands)                   1998                                             1997                     1996
------------------------------------------------------------------------------------------------------------------------------------
                                                      Interest    Average             Interest Average             Interest  Average
                                          Average     income/      yield/   Average   income/   yield/    Average   income/   yield/
                                          balance     expense       rate    balance   expense    rate     balance   expense    rate
                                          -------     -------       ----    -------   -------    ----     -------   -------    ----

Assets
Interest earning assets:
   Securities                               $18,388     $1,290      7.02%    $22,637   $1,590    7.02%     $17,640     $631   7.15%
   Loans                                    122,751     11,231      9.15%     89,222    7,584    8.50%      83,816    3,455   8.24%
   Interest bearing deposits
      in other banks                         10,500        539      5.13%      5,605      346    6.17%       5,257      190   7.23%
                                             ------        ---      ----       -----      ---    ----        -----      ---   ----
   Total interest-earning
          assets/total interest income      151,639     13,060      8.61%    117,464    9,520    8.10%     106,713    4,276   8.01%
                                            -------     ------      ----     -------    -----    ----      -------    -----   ----
   Noninterest earning assets:
      Cash and due from banks                 2,450                            1,898                         1,082
      Premises and Equipment                  6,519                            5,508                         4,038
      Other assets                            3,001                            2,624                         2,680
      Less Allowance for loan losses         (1,104)                            (890)                         (826)
                                             ------                             ----                          ----

          Total noninterest earning assets   10,866                            9,140                         6,974
                                             ------                            -----                         -----

             Total Assets                  $162,505                         $126,604                      $113,687
                                           ========                         ========                      ========


Liabilities and stockholders equity
Interest bearing liabilities:
   Interest bearing deposits:
      Demand/MMDA accounts                  $24,936       $862      3.46%    $11,110     $289    2.60%      $8,765     $121   2.76%
      Savings                                 8,551        254      2.97%      5,654      190    3.36%       4,870       83   3.41%
      Certificates of deposit                93,615      5,068      5.41%     80,779    4,443    5.50%      63,346    1,756   5.54%
                                             ------      -----      ----      ------    -----    ----       ------    -----   ----
          Total interest bearing deposits   127,102      6,184      4.87%     97,543    4,922    5.05%      76,981    1,960   5.09%
                                            -------      -----      ----      ------    -----    ----       ------    -----   ----
      FHLB advances and other borrowings     13,893        899      6.47%     14,070      804    5.71%      25,871      745   5.76%
      Bonds payable                           2,142        325     15.17%      2,583      312   12.08%       3,060      235  15.36%
                                              -----        ---     -----       -----      ---   -----        -----      ---  -----
          Total interest bearing
             liabilities/total interest
             expense                        143,137      7,408      5.18%    114,196    6,038    5.29%     105,912    2,940   5.55%
                                            -------      -----      ----     -------    -----    ----      -------    -----   ----

      Non interest bearing liabilities:
        Demand deposits                       5,338                            1,658                         1,324
        Other liabilities                     3,531                              903                           809
                                              -----                              ---                           ---
          Total liabilities                 152,006                          116,757                       108,045
      Stockholders equity                    10,499                            9,847                         5,642
                                             ------                            -----                         -----
          Total liabilities and
            stockholders equity            $162,505                         $126,604                      $113,687
                                           ========                         ========                      ========

      Interest spread (1)                                           3.44%                        2.82%                        2.46%
      Net interest income/net interest
        margin (2)                                      $5,652      3.73%              $3,482    2.96%               $1,336   2.50%
                                                        ======      ====               ======    ====                ======   ====

                                                    Year Ended
                                                Year Ended June 30,
------------------------------------------------------------------------
                                       ---------------------------------
  (Dollars in thousands)                                1996
-----------------------------------------------------------------------
                                                        Interest  Average
                                               Average  income/   yield/
                                               balance  expense   rate
                                               -------  -------   ----

Assets
Interest earning assets:
   Securities                                 $10,523     $820   7.79%
   Loans                                       79,885    6,442   8.06%
   Interest bearing deposits
      in other banks                            5,163      355   6.88%
                                                -----      ---   ----
   Total interest-earning
          assets/total interest income         95,571    7,617   7.97%
                                               ------    -----   ----
   Noninterest earning assets:
      Cash and due from banks                   2,011
      Premises and Equipment                    1,427
      Other assets                              2,377
      Less Allowance for loan losses             (756)
                                                 ----

          Total noninterest earning assets      5,059
                                                -----

             Total Assets                    $100,630
                                             ========


Liabilities and stockholders equity
Interest bearing liabilities:
   Interest bearing deposits:
      Demand/MMDA accounts                     $8,927     $245   2.74%
      Savings                                   4,541      152   3.35%
      Certificates of deposit                  48,460    2,735   5.64%
                                               ------    -----   ----
          Total interest bearing deposits      61,928    3,132   5.06%
                                               ------    -----   ----
      FHLB advances and other borrowings       25,773    1,553   6.03%
      Bonds payable                             3,520      507  14.40%
                                                -----      ---  -----
          Total interest bearing
             liabilities/total interest
             expense                           91,221    5,192   5.69%
                                               ------    -----   ----

      Non interest bearing liabilities:
        Demand deposits                         1,066
        Other liabilities                       2,062
                                                -----
          Total liabilities                    94,349
      Stockholders equity                       6,281
                                                -----
          Total liabilities and
            stockholders equity              $100,630
                                             ========

      Interest spread (1)                                        2.28%
      Net interest income/net interest
        margin (2)                                      $2,425   2.54%
                                                        ======   ====

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



                                                                                       Six Months Ended
                                                                                       December 31, 1996
                          Year Ended December 31, 1998  Year Ended December 31, 1997      compared to
                                   compared to                 compared to             Six Months Ended
                          Year Ended December 31, 1997  Year Ended December 31, 1996    December 31, 1995
                                 Change Due To:                Change Due to:             Change Due To:
--------------------------------------------------------------------------------------------------------------
                                              Increase                  Increase                   Increase
(Dollars in thousands)        Rate    Volume   (Decrease)   Rate  Volume (Decrease)  Rate  Volume  (Decrease)
--------------------------------------------------------------------------------------------------------------
Interest income:
   Securities                    $0     ($300)    ($300)    ($54)   $544   $490    ($143)   $422      $279
   Loans                        580     3,067     3,647      163     664    827       31     231       262
   Interest bearing deposits
     in other banks             (58)      251       193      (49)     11    (38)     (39)     69        30
--------------------------------------------------------------------------------------------------------------
        Total interests income  522     3,018     3,540       60    1219   1279     (151)    722       571
Interest expense:
   Interest bearing deposits:
      Demand/MMDA accounts       96       477       573      (13)     63     50       (2)     (4)       (6)
      Savings                   (22)       86        64       (1)     35     34       (0)      3         3
      Certificates of deposit   (73)      699       626      (59)   1218   1159     (132)    682       550
--------------------------------------------------------------------------------------------------------------
        Total interest bearing
          deposits                1     1,262     1,263      (73)   1316   1243     (134)    681       547
      FHLB advances and other   107       (12)       95      (10)   (628)  (638)    (154)     43      (111)
      Bonds payable              66       (53)       13      (78)    (76)  (154)      35     (75)      (40)
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
      Total interest expense    174     1,197     1,371     (161)    612    451     (253)    649       396
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
      Net interest income      $348    $1,821    $2,169     $221    $607   $828     $102     $73      $175
--------------------------------------------------------------------------------------------------------------


                                  Year Ended June 30, 1996
                                      compared to
                                  Year Ended June 30,1995
                                      Change Due to
-----------------------------------------------------------
                                                 Increase
(Dollars in thousands)             Rate   Volume (Decrease)
-----------------------------------------------------------
Interest income:
   Securities                      $226     $9      $235
   Loans                            545   (430)      115
   Interest bearing deposits
     in other banks                  57     38        95
-----------------------------------------------------------
        Total interests income      828   (383)      445
Interest expense:
   Interest bearing deposits:
      Demand/MMDA accounts          (35)     9       (26)
      Savings                       (41)     5       (36)
      Certificates of deposit       768   (248)      520
-----------------------------------------------------------
        Total interest bearing
          deposits                  692   (234)      458
      FHLB advances and other      (135)   129        (6)
      Bonds payable                 (28)  (166)     (194)
-----------------------------------------------------------
-----------------------------------------------------------
      Total interest expense        529   (271)      258
-----------------------------------------------------------
-----------------------------------------------------------
      Net interest income          $299  ($112)     $187
-----------------------------------------------------------


INTEREST SENSITIVITY

An important element of both earnings performance and liquidity is the management of the interest sensitivity gap. The interest sensitivity gap is the difference between interest-sensitive assets and interest-sensitive liabilities maturing or repricing within a specific time interval. The gap can be managed by repricing assets or liabilities, by selling investments by replacing an asset or liability prior to maturity, or by adjusting the interest rate during the life of an asset or liability. Matching the amounts of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net income of changes in market interest rates. Guaranty evaluates interest rate risk and then formulates guidelines regarding asset generation and pricing, funding sources and pricing, and off-balance sheet commitments in order to decrease sensitivity risk. These guidelines are based upon management's outlook regarding future interest rate movements, the state of the regional and national economy, and other financial and business risk factors.

At December 31, 1998, Guaranty had $17.0 million more assets than liabilities that reprice within one year or less and therefore was in an asset-sensitive position. This is an improvement over the same period in the prior year where there were $19.0 million more liabilities than assets that repriced within one year. This improvement is due mainly to Guaranty increasing its prime rate lending and increased principal focus on deposit marketing programs that attracted low rate transaction accounts.

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

                                                                          December 31, 1998
                                                                      Maturing or Repricing In:
----------------------------------------------- ----------------------------------------------------------------------
                                                    3 Months           4-12              1-5              Over 5
                                                    or less           Months            Years             Years
----------------------------------------------- ----------------- ---------------- ----------------- -----------------
(Dollars in thousands)
----------------------------------------------- ----------------- ---------------- ----------------- -----------------
Interest-sensitive assets:

   Loans                                             $73,798          $52,707           $22,020           $24,547
   Investments and mortgage-backed
     securities (1)                                    1,550            1,000            26,909             2,094
   Deposits at other institutions                      7,326                -                 -                 -
----------------------------------------------- ----------------- ---------------- ----------------- -----------------

   Total interest-sensitive assets                    82,674           53,707            48,929            26,641
----------------------------------------------- ----------------- ---------------- ----------------- -----------------

Cumulative interest-sensitive assets                  82,674          136,381           185,310           211,951
Interest-sensitive liabilities:
   NOW accounts (2)                                        -                -                 -            23,433
   Money market deposit accounts                      22,319                -                 -                 -
   Savings accounts (3)                                2,465            1,381             1,184             4,833
   Certificates of deposit                            24,921           66,544            25,725                 -
   Borrowed money                                      1,008                -                 -                 -
   Bonds payable                                          67              201               726               792
----------------------------------------------- ----------------- ---------------- ----------------- -----------------

   Total interest-sensitive liabilities               50,780           68,126            27,635            29,058
----------------------------------------------- ----------------- ---------------- ----------------- -----------------

Cumulative interest-sensitive liabilities             50,780          118,906           146,541           175,599
Period gap                                            31,894         (14,419)            21,294           (2,417)
Cumulative gap                                        31,894           17,475            38,769            36,352
Ratio of cumulative interest-sensitive
  assets to interest-sensitive liabilities           162.81%          114.70%           126.46%           120.70%
Ratio of cumulative gap to total assets               24.40%           13.36%            29.64%            27.81%
----------------------------------------------- ----------------- ---------------- ----------------- -----------------



(1)      Includes Federal Home Loan Bank stock
(2) The Corporation has found that NOW accounts are generally not sensitive to changes in interest rates and therefore has placed such deposits in the "over 5 years" category (3) In accordance with standard industry practice, decay factors have been applied to savings accounts

INVESTMENTS

Total available for sale increased 122.1% to $26.91 million at December 31, 1998 from $11.52 million at December 31, 1997. The overall increase was primarily a result of management's efforts to increase the interest margin by using money received from the increase in deposits and proceeds from the trust preferred securities, offset by the increase in loans.

The following table shows the amortized cost and fair market value of investment securities and mortgage-backed securities at the dates indicated.


                                           December 31,               December 31,                        June 30,
                                              1998                        1997                 1997                    1996
                                              ----                        ----                 ----                    ----
                                       Cost          Market      Cost         Market      Cost      Market       Cost     Market
                                       ----          ------      ----         ------      ----      ------       ----     ------
(Dollars in thousands)
Held-to-maturity
      Mortgage-backed securities       $ 2,094        $ 2,094    $ 2,745       $ 2,759    $ 3,157    $ 3,349     $ 3,731   $ 3,879
      Other                                250            250        100           100          -          -           -         -
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
      Total held-to-maturity             2,344          2,344      2,845         2,859      3,157      3,349       3,731     3,879
-----------------------------------------------------------------------------------------------------------------------------------

Available for sale
      Corporate bonds                   26,463         26,581     11,415        11,474          -          -           -         -
      U.S. Government Obligations          301            328         50            50          -          -           -         -
      Mortgage-backed securities             -              -          -             -          -          -       9,993     9,564
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
      Total available for sale          26,764         26,909     11,465        11,524          -          -       9,993     9,564
-----------------------------------------------------------------------------------------------------------------------------------

Trading
      Mortgage-backed securities             -              -          -             -     16,937     16,736           -         -
      U.S. Government Obligations        1,000          1,001      1,031         1,032          -          -           -         -
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
      Total Trading                      1,000          1,001      1,031         1,032     16,937     16,736           -         -
-----------------------------------------------------------------------------------------------------------------------------------

Other
      Federal Reserve Bank, stock            -              -         72            72          -          -           -         -
      Federal Home Loan Bank Stock       1,300          1,300        860           860      1,360      1,360       1,360     1,360
      Other                                  -              -          7             7          -          -           -         -
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
      Total                            $31,408        $31,554    $16,280       $16,354    $21,454    $21,445     $15,084   $14,803
-----------------------------------------------------------------------------------------------------------------------------------


The following table sets forth the composition of Guaranty's investment portfolio at the dates indicated.




                                                 Year Ended                      Six months ended          Year Ended
                                                December 31,                        December 31,            June 30,
---------------------------------------------------------------------------------------------------------------------------
                                        1998                   1997                   1996                     1996
---------------------------------------------------------------------------------------------------------------------------
                                    Book      % of         Book      % of         Book      % of         Book      % of
                                   Value      Total       Value      Total       Value      Total       Value      Total
---------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Investment securities:

FHLMC mortgage-backed securities    $ 2,094     6.64%      $ 2,745    16.80%      $ 6,819    32.08%      $ 7,459    50.89%
GNMA mortgage-backed securities           -         -            -         -       11,967     56.32        5,836     39.81
Corporate bonds                      26,581     84.24       11,474     70.23            -         -            -         -
Treasury notes                        1,250      3.96        1,082      6.62        1,104      5.19            -         -
Other                                   328      1.04          100      0.61            -         -            -         -
---------------------------------------------------------------------------------------------------------------------------
Subtotal                             30,253     95.88       15,401     94.26       19,890     93.59       13,295     90.70
Other :
FHLB stock                            1,300      4.12          860      5.26        1,360      6.40        1,360      9.28
FRB Stock                                 -         -           72      0.44            -         -            -         -
Other                                     -         -            7      0.04            3      0.01            3      0.02
---------------------------------------------------------------------------------------------------------------------------

Total Investment securities        $ 31,553   100.00%     $ 16,340   100.00%     $ 21,253   100.00%     $ 14,658   100.00%
---------------------------------------------------------------------------------------------------------------------------


LOANS

Net loans consist of total loans minus undisbursed loan funds, deferred loan fees and the allowance for loan losses. Net loans were $162.4 million at December 31, 1998, an increase of 62.90% over December 31, 1997. Net loans were $99.67 million at December 31, 1997, an increase of 22.6% over net loans at December 31, 1996. Net loans were $81.27 million at December 31, 1996, a decrease of 3.3% over net loans of $84.1 million at June 30, 1996. Net loans increased 11.8% at June 30, 1996 from a balance of $75.2 million at June 30, 1995.

The average balance of total loans as a percentage of average assets was 75.5%, 70.5%, and 73.7% for the years ended December 31, 1998 and 1997, and the six month period ended December 31, 1996, respectively.

The following tables set forth the composition of Guaranty's loan portfolio in dollars and percentages at the dates indicated.

Loan Portfolio by Category

                           Loan Portfolio by Category

                                                               December 31,                           June 30,
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
                                                     1998           1997          1996           1996          1995
------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Mortgage Loans:
     Residential                                      $66,369       $ 66,035      $ 67,016       $ 66,136      $ 62,175
     Commercial                                        36,985         16,641         8,486          7,670         4,508
     Construction and land loans                       60,088         18,263         5,220          8,813         8,887
------------------------------------------------------------------------------------------------------------------------
     Total real estate                                163,442        100,939        80,722         82,619        75,570
Consumer Loans (1)                                      9,630          6,705         4,175          5,386         4,580
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
     Total loans receivable                           173,072        107,644        84,897         88,005        80,150
------------------------------------------------------------------------------------------------------------------------
Less:
     Undistributed loans in process                     9,588          6,752         2,467          2,824         3,858
     Deferred fees and unearned discounts                 113            282           290            314           323
     Allowance for losses                               1,002            935           870            786           747
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
     Total net items                                   10,703          7,969         3,627          3,924         4,928
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
     Total loans receivable, net                     $162,369       $ 99,675      $ 81,270       $ 84,081      $ 75,222
------------------------------------------------------------------------------------------------------------------------
(1) Includes commercial business loans



                    Loan Portfolio by Percent of Gross Loans


                                                               December 31,                           June 30,
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
                                                     1998           1997          1996           1996          1995
------------------------------------------------------------------------------------------------------------------------
Mortgage Loans:
     Residential                                       38.35%         61.34%        78.93%         75.15%        77.58%
     Commercial                                        21.37%         15.46%        10.00%          8.72%         5.62%
     Construction and land loans                       34.72%         16.97%         6.15%         10.01%        11.09%
------------------------------------------------------------------------------------------------------------------------
     Total real estate                                 94.44%         93.77%        95.08%         93.88%        94.29%
Consumer Loans (1)                                      5.56%          6.23%         4.92%          6.12%         5.71%
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
     Total loans receivable                           100.00%        100.00%       100.00%        100.00%       100.00%
------------------------------------------------------------------------------------------------------------------------


The following tables show the composition of Guaranty's loan portfolio by fixed and adjustable rate at the dates indicated.


                 Fixed Rate and Adjustable Rate Loans by Amount



----------------------------------------------------------------------------------------------------------------------------
                                                                  December 31,                           June 30,
----------------------------------------------------------------------------------------------------------------------------
                                                       1998           1997           1996           1996           1995
----------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Fixed-Rate Loans:
     Real Estate
         Residential                                    $20,206        $26,514        $26,061        $28,907       $ 23,577
         Construction and land loans                          -             37            138            339             69
----------------------------------------------------------------------------------------------------------------------------
         Total real estate                               20,206         26,551         26,199         29,246         23,646
----------------------------------------------------------------------------------------------------------------------------
Consumer Loans                                              242          3,099          1,396            597            736
----------------------------------------------------------------------------------------------------------------------------
     Total fixed-rate loans                              20,448         29,650         27,595         29,843         24,382
----------------------------------------------------------------------------------------------------------------------------

Adjustable-Rate Loans:
     Real Estate
     Residential                                         46,163         39,521         40,955         37,229         38,598
     Commercial                                          36,985         16,641          8,486          7,670          4,508
     Construction and land loans                         60,088         18,226          5,082          8,474          8,818
----------------------------------------------------------------------------------------------------------------------------
         Total real estate                              143,236         74,388         54,523         53,373         51,924
Consumer Loans                                            9,388          3,606          2,779          4,789          3,844
----------------------------------------------------------------------------------------------------------------------------
     Total adjustable-rate loans                        152,624         77,994         57,302         58,162         55,768
----------------------------------------------------------------------------------------------------------------------------
         Total loans receivable                         173,072        107,644         84,897         88,005         80,150
----------------------------------------------------------------------------------------------------------------------------

Less:
     Undisbursed loans in process                         9,588          6,752          2,467          2,824          3,858
     Deferred fees and unearned discounts                   113            282            290            314            323
     Allowances for losses                                1,002            935            870            786            747
----------------------------------------------------------------------------------------------------------------------------
         Total net items                                 10,703          7,969          3,627          3,924          4,928
----------------------------------------------------------------------------------------------------------------------------
         Total loans receivable, net                   $162,369        $99,675        $81,270        $84,081       $ 75,222
----------------------------------------------------------------------------------------------------------------------------


               Fixed Rate and Adjustable Rate Loans by Percentage



----------------------------------------------------------------------------------------------------------------------------
                                                                   December 31,                           June 30,
----------------------------------------------------------------------------------------------------------------------------
                                                       1998            1997            1996          1996          1995
----------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Fixed-Rate Loans:
     Real Estate
         Residential                                      11.67%            24.63%        30.70%        32.84%        29.41%
         Construction and land loans                          -              0.03          0.16          0.39          0.09
----------------------------------------------------------------------------------------------------------------------------
         Total real estate                                11.67             24.66         30.86         33.23         29.50
----------------------------------------------------------------------------------------------------------------------------
Consumer Loans                                             0.14              2.88          1.64          0.68          0.92
----------------------------------------------------------------------------------------------------------------------------
     Total fixed-rate loans                               11.81             27.54         32.50         33.91         30.42
----------------------------------------------------------------------------------------------------------------------------
Adjustable-Rate Loans:
     Real Estate
     Residential                                          26.67             36.72         48.24         42.30         48.16
     Commercial                                           21.37             15.46         10.00          8.72          5.62
     Construction and land loans                          34.72             16.93          5.99          9.63         11.00
----------------------------------------------------------------------------------------------------------------------------
         Total real estate                                82.76             69.11         64.23         60.65         64.78
Consumer Loans                                             5.43              3.35          3.27          5.44          4.80
----------------------------------------------------------------------------------------------------------------------------
     Total adjustable-rate loans                          88.19             72.46         67.50         66.09         69.58
----------------------------------------------------------------------------------------------------------------------------
         Total loans receivable                         100.00%           100.00%       100.00%       100.00%       100.00%
----------------------------------------------------------------------------------------------------------------------------

The following tables summarize the contractual repayment terms of gross loans as of December 31, 1998, as well as the amount of fixed rate and variable rate loans due after December 31, 1998. The tables have not been adjusted for estimates of prepayments and do not reflect periodic repricing of adjustable rate loans.


                            Balance                                   Principal Repayment Contractually Due
                           Outstanding                                in 12-Month Period Ending December 31,
---------------------------------------------------------------------------------------------------------------------------
                           December 31,                                              2002-          2004-       2006 and
                              1998          1999          2000          2001          2003          2005        Therafter
---------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Residential and
    commercial real estate    $ 98,120      $ 44,870       $ 5,167       $ 8,878       $ 7,846       $ 5,927      $ 25,432
Construction                    29,976        23,729         1,788         1,780         1,729           950             -
Consumer and other
    loans                       44,976        25,270         8,381         6,618         2,202           744         1,761
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Total                        $ 173,072      $ 93,869      $ 15,336      $ 17,276      $ 11,777       $ 7,621      $ 27,193
---------------------------------------------------------------------------------------------------------------------------



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

ASSET QUALITY

Asset quality is an important factor in the successful operation of a financial institution. The regulations require insured institutions to classify their own assets and to establish prudent general allowances for losses for assets classified as "substandard" or "doubtful." For the portion of assets classified as "loss," an institution is required to either establish specific allowances of 100% of the amount classified or charge such amounts off its books.

Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but posses potential weaknesses are required to be designated "special mention" by management. On the basis of management's review of its assets, at December 31, 1998, Guaranty had classified $2.2 million of it's assets as substandard, and none as doubtful or loss. Not all of Guaranty's assets that have been classified are included in the table of non-performing assets set forth below. Several of these loans are classified because of previous credit problems but are performing.

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

                                                               December 31,                         June 30,
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
                                                    1998           1997          1996           1996        1995
---------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Nonaccrual loans                                     $ 1,686        $ 1,436       $ 1,670        $ 1,458     $ 1,556
Restructured loans                                         -              -            11             11          12
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
     Total non-performing loans                        1,686          1,436         1,681          1,469       1,568
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Foreclosed assets                                        488             65            51             41         122
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
     Total non-performing assets                     $ 2,174        $ 1,501       $ 1,732        $ 1,510     $ 1,690
---------------------------------------------------------------------------------------------------------------------

Loans past due 90 or more days and
     accruing interest                                 $ 106          $ 189           $ -           $ 19         $ 1
Non-performing loans to total loans, at
     period end                                        0.97%          1.42%         1.98%          1.67%       2.06%
Non-performing assets to period end
     total loans and foreclosed assets                 1.25%          1.49%         2.04%          1.72%       2.21%


Delinquent and problem loans

When a borrower fails to make a required payment on a loan, Guaranty attempts to cure the delinquency by contacting the borrower. A notice is mailed to the borrower after a payment is 17 days past due and again when the loan is 30 days past due. For most loans, if the delinquency is not cured within 60 days, Guaranty issues a notice of intent to foreclose on the property and if the delinquency is not cured within 90 days, Guaranty may institute foreclosure action. If foreclosed on, real property is sold at a public sale and may not be purchased by Guaranty. In most cases, deficiencies are cured promptly.

The following table sets forth information concerning delinquent mortgage and other loans at December 31, 1998. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.



                                 Residential                 Commercial               Construction
                                 Real Estate                Real Estate                 and Land              Consumer
-------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)      Number        Amount        Number       Amount        Number      Amount     Number      Amount
-------------------------------------------------------------------------------------------------------------------------------
Loans delinquent for:
31-59 days                          1         $ 567           20        $3,817            -         $ -          3       $ 106
60-89 days                          2           108            3         1,607            1         215          2          47
90 days and over                    1            57            2           319            -           -          1           3
-------------------------------------------------------------------------------------------------------------------------------
Total delinquent loans              4         $ 732           25        $5,743            1       $ 215          6       $ 156
-------------------------------------------------------------------------------------------------------------------------------

Allowance for losses on loans and real estate

Guaranty provides valuation allowances for anticipated losses on loans and real estate when its management determines that a significant decline in the value of the collateral has occurred, and if the value of the collateral is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, Guaranty also provides reserves based on the dollar amount and type of collateral securing its loans, in order to protect against unanticipated losses. A loss experience percentage is established for each loan type and is reviewed annually. Each quarter, the loss percentage is applied to the portfolio, by product type, to determine the minimum amount of reserves required. Although management believes that it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from assumptions used in making the initial determinations.

An analysis of the allowance for loan losses, including charge-off activity, is presented below for the periods indicated.



                                                                                   Six Months
                                                                                     Ended                 Year Ended
                                                   Year Ended December 31,         December 31,             June 30,
----------------------------------------------------------------------------------------------------------------------------
                                                    1998             1997             1996             1996            1995
----------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                       $ 935            $ 870            $ 788             $ 747        $ 754
Provision charged to operations                        184              122               92                57          (10)
Charge-offs:
     Real estate                                       120               57               10                39            -
     Consumer                                            -                -                -                 -            1
Recoveries:
     Real estate                                         3                -                -                19            -
     Consumer                                            -                -                -                 4            4
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Net Charge-offs                                        117               57               10                16           (3)
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Balance, end of period                             $ 1,002            $ 935            $ 870             $ 788        $ 747
----------------------------------------------------------------------------------------------------------------------------

Allowance for loan losses to period
     end total loans                                 0.58%            0.93%            1.06%             0.93%        0.98%
Allowance for loan losses to nonaccrual
     loans                                          59.43%           67.20%           52.10%            54.05%       48.01%
Net charge-offs to average loans                     0.10%            0.06%            0.01%             0.02%        0.00%


Provision for loan losses

For the year ended December 31, 1998, the provision for loan losses was $184,200, compared to $122,000 at December 31, 1997 and $92,000 for the six month period ended December 31, 1996. The provision for loan losses increased to $57,000 for the year ended June 30, 1996 compared to a credit of $10,000 for the same period ended 1995.

Guaranty monitors its loan loss allowance monthly and makes provisions as necessary. Management believes that the level of Guaranty's loan loss reserve is adequate.

A breakdown of the general allowance for loan losses in dollars and loans in each category to total loans in percentages is provided in the following tables. Because all of these factors are subject to change, the breakdown is not necessarily predictive of future loan losses in the indicated categories.


                                                                                                      Six Months Ended
                                                   Year Ended December 31,                           Year Ended June 30,
                                           1998                             1997                            1996
----------------------------------------------------------------------------------------------------------------------------
                                                 Ratio of                        Ratio of                       Ratio of
                                                 Loans to                        Loans to                       Loans to
                                                Total Gross                    Total Gross                    Total Gross
                                   Allowance       Loans          Allowance       Loans          Allowance       Loans
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------
Residential real estate                  $ 384         38.35%           $ 523          57.40%          $ 471          73.74%
Commercial real estate                     214         21.37              166           8.12             179           9.38
Construction                               348         34.72               52          17.10              38           8.68
Consumer and other loans                    56          5.56               43          17.38              13           8.20
Unallocated                                  -             -              115              -               8              -
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
     Total                            $  1,002       100.00%            $ 899        100.00%           $ 709        100.00%
----------------------------------------------------------------------------------------------------------------------------




                                              Year Ended June 30,
---------------------------------------------------------------------------------------------
                                          1996                           1995
---------------------------------------------------------------------------------------------
                                                 Ratio of                        Ratio of
                                                 Loans to                        Loans to
                                                Total Gross                    Total Gross
                                   Allowance       Loans          Allowance       Loans
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
(Dollars in thousands)
---------------------------------------------------------------------------------------------
Residential real estate                  $ 327        75.15%            $ 311         77.58%
Commercial real estate                     194          8.72              220           5.62
Construction                                70         10.01               86          11.09
Consumer and other loans                    40          6.12               32           5.71
Unallocated                                  -             -                -              -
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
     Total                               $ 631       100.00%            $ 649        100.00%
---------------------------------------------------------------------------------------------

NON-INTEREST INCOME

Guaranty's non-interest income consists primarily of loan fees and servicing income, net gains on sale of loans and securities, and fees and service charges on deposit accounts. For the year ended December 31, 1998, non-interest income totaled $2.0 million. Loan fees and servicing income were $232,000, gains on sales of loans and securities were $1,063,000, service charges on checking accounts totaled $424,000, and other income was $247,000. Loans and securities sales were a result of the continued strategy of selling all newly originated fixed rate mortgage loans in the secondary market, restructuring of the balance sheet to reduce interest rate risk relating to fixed rate mortgages, and to provide liquidity to fund anticipated loan closings during the first half of 1999.

For the year ended December 31, 1997, loan fees and servicing income were $456,000, gains on sales of loans and securities were $1,067,000, service charges on checking accounts totaled $166,000, and other income was $178,000.

For the six months ended December 31, 1996, non-interest income was $462,000. Loan fees and servicing income, gains on the sale of loans and securities, and service charges on checking comprised of 57.8%, 15.8% and 11.3%, respectively, of total non-interest income.

In the years ended June 30, 1996 and 1995, loan fees and servicing income accounted for 55.1% and 74.8%, respectively, of non-interest income. Gains on the sale of loans and securities were 21.94% and .02% of non-interest income in fiscal 1996 and 1995, respectively. Service charges on checking accounts were $90,000 in fiscal 1996 and $78,000 in fiscal 1995. Non interest income in fiscal year ended June 30, 1996 was $1.1 million, an increase of $235,000 or 27% over non-interest income for the fiscal year ended June 30, 1995.


Mortgage loan servicing is a significant business for Guaranty, and a by-product of its residential lending business. Guaranty derives fees from mortgage servicing rights ("MSRs"). Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, holding escrow funds for payment of taxes and insurance, making required inspections of the mortgaged premises, contacting delinquent mortgagors, supervising foreclosures in the event of unremitted defaults and generally administering the loans for the investors to whom they have been sold. MSRs are intangible assets that represent the rights to service mortgage loans and in turn to receive the service fee income associated with the mortgage loans. MSRs are amortized against income over the estimated average lives of the loans serviced. If loans are prepaid at rates faster than those originally assumed, adjustments may be required to the unamortized balance, which could result in charges to current earnings. Conversely, slower prepayments rates could result in increases in mortgage loan servicing income in future periods. Impairment of MSRs is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For the purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans. The amount of impairment recognized is the amount by which capitalized MSRs for a stratum exceed their fair value. At December 31, 1998 MSRs totaled $1,978,000. Impairment on these rights was $342,000 for the year ended December 31, 1998. See "Financial Statements -D Summary of Accounting Policies." At December 31, 1998 and 1997 loans serviced for others totaled $173.1 million and $123.8 million, respectively. Guaranty serviced loans for others aggregating approximately $172.8 million at December 31, 1996 and, $168.4 million at June 30, 1996.

Guaranty sells fixed rate residential production on an individual loan basis and securitizes loans through the creation of Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and Governmental National Mortgage Association ("GMNA") mortgage-backed securities.

During the year ended December 31, 1998 and 1997 Guaranty sold $60.3 million and $24.4 million, respectively, of loans and securitized loans. Guaranty sold $11.8 million for the six month period ended December 31, 1996 and $7.3 million during fiscal year ended 1996. The sale of fixed rate product creates liquidity and an income stream from servicing fees on loans sold.

Guaranty also trades treasury securities in an effort to take advantage of short term movements in market interest rates. It is Guaranty's policy not to hold trading securities with a cost in excess of $5 million at one time. Trading securities are marked to market monthly. Sales of trading account securities totaled $105.9 million, $89.5 million, $35.3 million, and $107.3 million during the years ended December 31, 1998 and 1997 and the six month period ended December 31, 1996 and the year ended June 30, 1996, respectively. Guaranty experienced losses of $302,000, $255,000 and $64,000 on such sales for the year ended December 31, 1998, the six month period ended December 31, 1996 and fiscal year ended June 30, 1996, respectively, and a gain of $5,000 in the year ended December 31, 1997.

Loan fees, net of loan underwriting and closing costs, are deferred and amortized into income over the estimated remaining lives of the loans to which they relate. Guaranty had deferred fees, net of direct underwriting costs, of $113,000, $283,000 and $290,000 at December 31, 1998, 1997 and 1996,
respectively.

NON-INTEREST  EXPENSES

For the year ended December 31, 1998, non-interest expenses were $5.8 million, compared to $3.9 million for the year ended December 31, 1997. The $1.9 million increase was due primarily to increased costs associated with the expanded branch network and the new commercial loan department. For the six month period ended December 31, 1996, non-interest expenses were $1.7 million compared to $1.2 million for the same period in 1995. This increase was primarily due to the overall growth of the Corporation. Non-interest expenses were $2.5 million for the year ended June 30, 1996.

INCOME TAXES

Income tax expense for the years ended December 31, 1998 and 1997, and the fiscal year ended June 30, 1996 was $624,000, $486,000, and $344,000, respectively. The increases are a direct result of increased earnings. For the six month period ended December 31, 1996 the Corporation reported an income tax benefit of $3,500 due to a loss before taxes of $10,000.

SOURCES OF FUNDS

Deposits

Deposits have traditionally been the principal source of Guaranty's funds for use in lending and for other general business purposes. In addition to deposits, Guaranty derives funds from loan repayments, cash flows generated from operations, which includes interest credited to deposit accounts, repurchase agreements entered into with commercial banks and FHLB of Atlanta advances. Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and related cost of such funds have a varied widely. Borrowings may be used to compensate for reductions in deposits or deposit-inflows at less than projected levels and have been used on a longer-term basis to support expanded lending activities.

Guaranty attracts both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates. Guaranty offers statement savings accounts, various checking accounts, various money market accounts, fixed-rate certificates with varying maturities, individual retirement accounts and is expanding to provide products and services for small businesses and brokered deposits. Guaranty's principal use of deposits is to originate loans and fund investment securities.

At December 31, 1998, deposits were $172.8 million, up 53.0% from $112.9 million at December 31, 1997. Deposits increased 9.0% to $81.4 million at December 31, 1996. The deposit growth is a reflection of aggressive pricing and increased marketing. In order to reduce the overall cost of funds and reduce the Corporation's reliance on high cost time deposits and short term borrowings as a funding source, management continues to direct extensive marketing efforts towards attracting lower cost transaction accounts. However, there is no assurance that these efforts will be successful, or if successful, will reduce the Corporations reliance on time deposits and short term borrowings.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by Guaranty at the dates indicated.

                                                                December 31,                   June 30,
                                                     1998           1997           1996          1996
----------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Statement savings accounts                            $ 9,863        $ 6,434        $ 4,738       $ 4,654
Now accounts                                           23,433         12,037          6,929         6,440
Money market accounts                                  22,319          4,000          3,410         3,213
30-to-180-day certificates                             40,587          1,326            250           227
Nine-month certificates                                     -          1,638              -             -
One-to five-year fixed-rate certificates               76,603         87,467         66,013        52,698
Eighteen-month prime rate certificates                      -             45             61         7,455
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
     Total                                           $172,805       $112,947       $ 81,401      $ 74,687
----------------------------------------------------------------------------------------------------------



 The following table contains information pertaining to the average amount of and the average rate paid on each of the following deposit categories for the periods indicated.

                                                                                 Six months ended          Year Ended
                                 Years Ended December 31,                           December 31,            June 30,
---------------------------------------------------------------------------------------------------------------------------
                                  1998                     1997                      1996                     1996
---------------------------------------------------------------------------------------------------------------------------
                                      Average                  Average                  Average                   Average
                           Average      Rate        Average      Rate        Average      Rate         Average     Rate
                           Balance      Paid        Balance      Paid        Balance      Paid         Balance     Paid
---------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Noninterest bearing
demand deposits              $ 5,338      0.00%       $ 1,658      0.00%       $ 1,324      0.00%        $ 1,066     0.00%
Interest bearing
demand deposits               24,936      3.46%        11,110      2.59%         8,765      2.76%          8,927     2.73%
Savings deposits               8,551      2.97%         5,654      3.36%         4,870      3.41%          4,541     3.25%
Time deposits                 93,615      5.41%        80,779      5.51%        63,346      5.54%         48,460     5.57%
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Total deposits             $ 132,440      4.67%      $ 99,201      4.97%      $ 78,305      5.00%       $ 62,994     4.91%
---------------------------------------------------------------------------------------------------------------------------

The variety of deposit accounts offered by Guaranty has allowed it to be competitive in obtaining funds and has allowed it to respond with flexibility to, although not to eliminate, the threat of disintermediation (the flow of funds away from depository institutions such as banking institutions into direct investment vehicles such as government and corporate securities). The ability of Guaranty to attract and maintain deposits, and its cost of funds, has been, and will continue to be, significantly affected by money market conditions.

The following table sets forth the deposit flows fo Guaranty during the periods indicated.


                                                           Year Ended                 Six months        Year Ended
                                                          December 31,               Ended Dec 31,       June 30,
-------------------------------------------------------------------------------------------------------------------
                                                     1998              1997              1996              1996
-------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
-------------------------------------------------------------------------------------------------------------------
Opening balance                               $        112,947        $   81,401          $ 74,687        $ 52,461
Net deposits (withdrawals)                              53,673            26,624             4,754          19,093
Interest credited                                        6,185             4,922             1,960           3,133
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Ending balance                                $        172,805        $  112,947          $ 81,401        $ 74,687
-------------------------------------------------------------------------------------------------------------------

Net increase (decrease)                       $         59,858         $  31,546          $  6,714        $ 22,226
Percent increase (decrease)                              53.00%            38.75%             8.99%          42.37%
-------------------------------------------------------------------------------------------------------------------



The following table indicates the amount of Guaranty's certificates of deposits by time remaining until maturity as of December 31, 1998.



                                                                                  Maturity
---------------------------------------------------------------------------------------------------------------------------
                                                   3 Months       Over 3 to      Over 6 to         Over
                                                   or less        6 months       12 months      12 months        Total
---------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
---------------------------------------------------------------------------------------------------------------------------

Certificates of deposit less than $100,000           $ 22,443        $ 23,237       $ 19,276       $ 22,595       $ 87,551
Certificates of deposit of $100,000 or more             2,478           2,403         21,627          3,131         29,639
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
     Total certificates of deposits                  $ 24,921        $ 25,640       $ 40,903       $ 25,726       $117,190
---------------------------------------------------------------------------------------------------------------------------


Borrowings

As a member of the FHLB of Atlanta, Guaranty is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Atlanta may prescribe the acceptable uses to which these advances may be put, as well as on the size of the advances and repayment provisions. The advances are collateralized by Guaranty's investment in Federal Home Loan Bank stock and certain mortgage loans. See the Notes to Consolidated Financial Statements for information regarding the maturities and rate structure of Guaranty's FHLB advances. At
December  31,  1998,  $21  million  were  outstanding  to the  FHLB.

Guaranty's borrowings also include securities sold under agreements to repurchase, with mortgage-backed securities or Treasury securities pledged as collateral. The proceeds are used by Guaranty for general corporate purposes. At December 31, 1998, Guaranty had $1.0 million outstanding in securities sold under agreement to repurchase.

Guaranty uses borrowings to supplement deposits when they are available at a lower overall cost to Guaranty or the can be invested at a positive rate of return.

The following table sets forth the maximum month-end balances, average balances and weighted average rates, of FHLB advances and securities sold under agreements to repurchase for the periods indicated.




                                                Year Ended                        Six Months Ended           Year Ended
                                                December 31,                         December 31,             June 30,
------------------------------------------------------------------------------------------------------------------------------------
                                        1998                   1997                     1996                    1996
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
Maximum Balance:
     FHLB Advances                    $26,000                 $17,500                  $22,500                 $28,050
     Securities sold under
        agreements to repurchase       6,856                   5,867                    9,957                   9,930
------------------------------------------------------------------------------------------------------------------------------------

                                                 Weighted                Weighted                 Weighted                Weighted
                                      Average    Average      Average    Average       Average    Average      Average    Average
                                      Balance      Rate       Balance      Rate        Balance      Rate       Balance      Rate
------------------------------------------------------------------------------------------------------------------------------------

FHLB Advances                            $9,748      5.57%      $10,956      6.18%       $19,550      5.79%      $22,829      6.21%
Securities sold under
     agreements to repurchase             2,336      5.00%        2,007      6.33%         6,321      5.66%        3,112      5.65%
------------------------------------------------------------------------------------------------------------------------------------



At December 31, 1998, Guaranty had $21.0 million outstanding to the FHLB compared to no advances outstanding at December 31, 1997 and $17.5 million at December 31, 1996.

The following table sets forth the balances of Guaranty's short-term borrowings at the dates indicated.



                                                                   December 31,                         June 30,
-----------------------------------------------------------------------------------------------------------------
                                                   1998               1997              1996              1996
-----------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
-----------------------------------------------------------------------------------------------------------------
FHLB advances                                      $21,000                 $0           $7,500           $12,500
Securities sold under agreements
  to repurchase                                      1,008              2,989            6,681             6,104
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
     Total short-term borrowings                   $22,008             $2,989          $14,181           $18,604
-----------------------------------------------------------------------------------------------------------------
Weighted average interest rate of
  short-term FHLB advances                           5.57%              0.00%            6.35%             6.02%
Weighted average interest rate of
  securities sold under agreements to
  repurchase                                         5.00%              6.29%            6.50%             5.65%
-----------------------------------------------------------------------------------------------------------------

See notes 7 and 8 to the Consolidated Financial Statements.


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

Guaranty's primary sources of funds are deposits, borrowings, and amortization, prepayments and maturities of outstanding loans and investments, and loan sales. While scheduled payments from the amortization of loans and securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Excess funds are invested in overnight deposits to fund cash requirements experienced in the normal course of business. Guaranty has been able to generate sufficient cash through its deposits as well as borrowings.

Cash and cash equivalents were approximately $10.5 million and $6.0 million at December 31, 1998 and 1997, respectively. Financing activities provided $84.7 million primarily as a result of net advances from FHLB of $21.0 million, net increase in deposits of approximately $59.9 million and proceeds from issuance of convertible preferred securities of $6.9 million. Approximately $596,000 was absorbed by operating activities which was primarily a result of an increase in other assets which include approximately $1.5 million increase in originated mortgage servicing rights, increase in accrued interest receivable of approximately $807,000 and amortization of deferred loan fees of approximately $529,000. In addition, investing activities absorbed approximately $79.5 million which was primarily a result of a net increase in loans of approximately $62.7 million, net investment securities purchases of $15 million, and purchases of office properties and equipment of approximately $1.5 million.

For the six months ended December 31, 1996, cash and cash equivalents increased $645,000 to $6.1 million as net cash provided by investing and financing activities exceeded the cash used in operating activities. The $2.1 million of cash provided by investing activities resulted mainly from a net decrease in loans while the $6.7 million of cash provided by financing activities resulted mainly from a net increase in deposits.

Guaranty uses its sources of funds primarily to meet operating needs, to pay deposit withdrawals and fund loan commitments. At December 31, 1998 and 1997 total approved loan commitments were $9.6 million and $3.8 million respectively. In addition, at December 31, 1998 and 1997, commitments under unused lines of credit were $52.3 million and $14.3 million, respectively. At December 31, 1996 and June 30, 1996, the total approved loan commitments outstanding amounted to $3.0 million and $3.9 million, respectively. At the same dates, commitments under unused lines of credit amounted to $6.4 million and $5.4 million. Certificates of deposits scheduled to mature in one year or less at December 31, 1998, 1997 and 1996 and June 30, 1996 totaled $91.5 million, $77.7 million,
$57.3 million and $51.2 million, respectively. Management believes that a significant portion of maturing deposits well remain with Guaranty.

Management intends to fund anticipated loan closings and operating needs during 1999 through cash on hand, brokered deposits utilized, proceeds from the sale of loans and securities, cash generated from operations and anticipated increases in deposits. Current and anticipated marketing programs will be primarily targeted at the attraction of lower cost transaction accounts. Concurrent with the strategies employed to attract these accounts, management plans to gradually reduce the rate paid on time deposits in comparison to the competition. However, the pricing of time deposits will be balanced against upcoming maturities to ensure that liquidity is not adversely impacted by a large run off of time deposits.

Capital represents funds, earned or obtained, over which financial institutions can exercise greater control in comparison with deposits and borrowed funds. The adequacy of Guaranty's capital is reviewed by management on an ongoing basis with reference to size, composition and quality of Guaranty's resources and consistent with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will support anticipated asset growth and absorb any potential losses. In an effort to increase the capital base Guaranty's wholly-owned subsidiary Guaranty Capital Trust I issued $6.9 million of 7.0% cumulative convertible trust preferred securities in April 1998. The proceeds, less issuance costs of approximately $276,000 were added to the Bank's additional paid in capital.

The Corporation and Bank are subject to Federal Reserve regulations, including the Bank Holding Company Act. At December 31, 1998, the Bank exceeded all such regulatory capital requirements as shown in the following table.

                                                                                              Six Months
                                                                     Year Ended                 Ended          Year Ended
                                                                    December 31,               December 31,     June 30,
---------------------------------------------------------------------------------------------------------------------------
                                                                1998            1997             1996             1996
---------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
---------------------------------------------------------------------------------------------------------------------------
Tier 1 Capital:
Common Stock                                                      $ 2,000         $ 2,000         $ 1,149          $ 1,149
Capital Surplus                                                       400             400           1,978            1,978
Cumulative Preferred Securities (2)                                 4,161
Retained Earnings                                                  10,084           9,358           3,530            3,579
Unrealized Loss on available for sale securities                        -               -               -                -
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Total Tier 1 Capital                                               16,645          11,758           6,657            6,706
---------------------------------------------------------------------------------------------------------------------------

Tier 2 Capital:
Allowance for loan losses (1)                                       1,002             935             706              631
Allowable long term debt                                                -               -               -                -
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Total Tier 2 Capital                                                1,002             935             706              631
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Total Risk Based Capital                                         $ 17,647        $ 12,693         $ 7,363          $ 7,337
---------------------------------------------------------------------------------------------------------------------------

Risk Weighted Assets                                             $181,147        $ 82,666        $ 56,500         $ 54,650

Capital Ratios:
Tier 1 Risk-based                                                   9.19%          14.22%          11.78%           12.27%
Total Risk-based                                                    9.74%          15.35%          13.03%           13.43%
Tier 1 Capital to average adjusted total assets                     9.52%           9.53%           5.89%            6.59%
---------------------------------------------------------------------------------------------------------------------------

(1)      Limited to 1.25% of risk weighted assets.
(2)      Limited to 1/3 of core capital

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

ACCOUNTING RULES

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. SFAS 130 is effective for financial statements for periods beginning after December 15, 1997 and has been adopted by the Corporation. The only component of accumulated other comprehensive income was unrealized gain (loss) on available for sale securities.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain requirements are met, a derivative may be specifically designated as a hedge and an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and requires application prospectively.

SUBISDIARY  ACTIVITIES

The Holding Company has two subsidiaries Guaranty Bank ("the Bank") and Guaranty Capital Trust I ("the Trust"). The Trust was formed on April 29, 1998 and is the holder of the trust preferred securities which were sold for $6,900,000. See
Note 12 in the Consolidated Financial Statements for information regarding the terms of the securities. The Bank has two wholly owned subsidiaries, GMSC, Inc. ("GMSC") and Guaranty Investments Corporation ("GICO"). GMSC is a financing subsidiary through which Guaranty formed a Real Estate Mortgage Investment Conduit ("REMIC"). Guaranty sells non-deposit investment products through GICO. GICO had a net loss of $15,800 and $27,000 for the years ended December 31, 1998 and 1997, respectively and net income of $3,000 and $1,000 for the six month period ended December 31, 1996 and the year ended June 30, 1996, respectively.

In 1987, Guaranty formed GMSC and entered into a REMIC in order to create liquidity. Guaranty utilized the REMIC to pool $19.9 million of fixed rate mortgages into mortgage backed securities, which were used as collateral for bonds sold to private investors. The bonds bore a coupon of 8% and were sold at a discount and costs of issuance of approximately $3.3 million. The bonds discount and issuance costs are amoritzed against income as mortgage underlying the bonds repay. In the fiscal years ended June 30, 1996 and 1995, with rapidly falling interest rates, Guaranty experienced significant repayment of mortgages, resulting in an amortization expense of $160,000 and $124,000, respectively. For the years ended December 31, 1998 and 1997 and the six month period ended December 31, 1996, amortization expense was $101,000, $64,000 and $39,000, respectively. The amortization of the REMIC expenses is treated as interest expense.

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

Guaranty, in conjunction with its outside service bureau, has developed a plan to address Year 2000 exposure surrounding Guaranty's computer and data processing systems. Since early 1997, Guaranty has been updating its in-house systems hardware to be Year 2000 compliant. The next step involves testing system software, which is scheduled to begin in early 1999, and it is estimated that the process will cost approximately $25,000 to complete. In conjunction with this testing, Guaranty plans to test its other systems that are not related to the service bureau. Management anticipates Guaranty will be Year 2000 compliant, thus satisfying all regulatory requirements.

Item 7.           Financial Statements.

         The following financial statements are filed as a part of this report following Item 13 below:

         Report of Independent Certified Public Accountants
         Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Operations for the years ended December 31,
              1998 and 1997 and June 30, 1996 and the six months ended December 31, 1996
         Statements of Comprehensive Income
         Consolidated  Statements  of  Stockholders'  Equity for the years ended
              December 31, 1998 and 1997 and June 30, 1996 and the six months ended December 31, 1996
         Consolidated  Statements of Cash Flows for the years ended December 31,
              1998 and 1997 and June 30, 1996 and 1995 and the six months ended December 31, 1996
         Summary of Accounting Policies
         Notes to Consolidated Financial Statements


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


                                    PART III

Item 9.           Directors,  Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.

         Information set forth under the headings "Election of Directors," "Executive Officers Who Are Not Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance" in Guaranty's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of Guaranty's 1998 fiscal year (the "1999 Proxy Statement"), is hereby incorporated by reference.

Item 10.          Executive Compensation

         Information set forth under the headings "Executive Compensation -- Summary of Cash and Certain Other Compensation," "-- Stock Option Grants," "-- Option Exercises and Holdings," "-- Directors' Fees," and "-- Employment Agreements" in the 1999 Proxy Statement is hereby incorporated by reference.


Item 11.          Security Ownership of Certain Beneficial Owners and Management

         Information set forth under the headings "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the 1999 Proxy Statement is incorporated by reference.

Item 12.          Certain Relationships and Related Transactions

         Information set forth under the heading "Transactions with Management" in the 1999 Proxy Statement is hereby incorporated by reference.


Item 13.          Exhibits and Reports on Form 8-K

         The following documents are attached hereto or incorporated herein by reference as Exhibits:

         (a)      Exhibits

                  3.1 Amended and Restated Articles of Incorporation of Guaranty Financial Corporation (restated in electronic format), attached as Exhibit 3.1 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998, incorporated herein by reference.

                  3.2      Bylaws of Guaranty Financial Corporation, attached as
                           Exhibit 3.1 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998, incorporated herein by reference.

                  10.1 Guaranty Financial Corporation 1991 Incentive Plan (as amended), attached as Exhibit A to the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders, incorporated herein by reference.

                  21       Subsidiaries of the Registrant.

                  27       Financial Data Schedule (filed electronically only).


         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries







                                                            Financial Statements
                                 For the Years Ended December 31, 1998 and 1997,
                                      the Six Months Ended December 31, 1996 and
                                                    the Year Ended June 30, 1996

                         GUARANTY FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Certified Public Accountants                                                    3

Consolidated Financial Statements

  Balance Sheets as of December 31, 1998 and 1997                                                     4

  Statements of Operations  for the years ended  December 31, 1998 and 1997, and
    June 30, 1996, and the six months ended December 31, 1996                                     5 - 6

  Statements of Comprehensive Income                                                                  7

  Statements of  Stockholders'  Equity for the years ended December 31, 1998 and
    1997, and June 30, 1996, and the six months ended December 31, 1996                               8

  Statements of Cash Flows for the years ended  December 31, 1998 and 1997,  and
    June 30, 1996, and the six months ended December 31, 1996                                    9 - 11

Summary of Accounting Policies                                                                  12 - 18

Notes to Consolidated Financial Statements                                                      19 - 44


Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders
Guaranty Financial Corporation
Charlottesville, Virginia

We have audited the consolidated balance sheets of Guaranty Financial Corporation and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, comprehensive income, and cash flows for the years ended December 31, 1998 and 1997, and the six months ended December 31, 1996, and for the year ended June 30, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guaranty Financial Corporation and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, the six months ended December 31, 1996, and the year ended June 30, 1996 in conformity with generally accepted accounting principles

As explained in the Summary of Accounting Policies, Guaranty Financial Corporation adopted Statement of Financial Accounting Standards No. 122 and Statement of Financial Accounting Standards No. 109 in the year ended June 30, 1996.



                                              BDO Seidman, LLP
Richmond, Virginia
January 29, 1999

                                                                           December 31,
                                                                     1998                1997
----------------------------------------------------------------------------------------------------



    Assets
Cash and cash equivalents                                       $ 10,526,732         $  5,916,504
Investment securities (Note 1)
  Held-to-maturity                                                 2,343,827            2,845,560
  Available for sale                                              26,909,320           11,523,908
  Trading                                                          1,000,000            1,032,188
Investment in Federal Home Loan Bank stock, at
  cost (Note 8)                                                    1,300,000              860,100
Other investments                                                        -                 79,000
Loans receivable, net (Notes 2 and 10)                           162,369,285           99,674,549
Accrued interest receivable                                        1,650,876              844,212
Real estate owned                                                    488,273               64,985
Office properties and equipment, net (Note 3)                      7,049,982            5,999,778
Mortgage servicing rights (Note 2)                                 1,978,000              904,383
Other assets (Note 9)                                              1,403,511              963,310
----------------------------------------------------------------------------------------------------







                                                                $217,019,806         $130,708,477
----------------------------------------------------------------------------------------------------

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                                     Consolidated Balance Sheets

--------------------------------------------------------------------------------------------------------------

                                                                                      December 31,
                                                                                1998               1997
--------------------------------------------------------------------------------------------------------------


   Liabilities and Stockholders' Equity
Liabilities
  Deposits (Note 4)                                                         $172,805,284       $112,947,012
  Bonds payable (Notes 1 and 6)                                                1,785,754          2,360,083
  Advances from Federal Home Loan Bank (Note 8)                               21,000,000                -
  Securities sold under agreement to repurchase (Notes 1 and 7)                1,008,750          2,989,000
  Accrued interest payable                                                       124,826             58,404
  Income taxes payable (Note 9)                                                  242,649            181,100
  Prepayments by borrowers for taxes and insurance                               128,133             80,824
  Other liabilities                                                              470,139            231,900
--------------------------------------------------------------------------------------------------------------

Total liabilities                                                            197,565,535        118,848,323
--------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Notes 11, 12, 14 and 16)
--------------------------------------------------------------------------------------------------------------

Convertible preferred securities (Note 12)                                     6,900,000                -
--------------------------------------------------------------------------------------------------------------

Stockholders' Equity (Notes 13 and 14)
  Preferred stock, par value $1 per share, 500,000 shares
    authorized, none issued
  Common stock, par value $1.25 per share, 4,000,000 shares
    authorized, 1,501,727, and 1,501,383 shares issued and
    outstanding                                                                1,877,159          1,876,729
  Additional paid-in capital                                                   5,724,524          5,724,954
  Accumulated other comprehensive income                                          89,625             50,971
  Retained earnings - substantially restricted                                 4,862,963          4,207,500
--------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                    12,554,271         11,860,154
--------------------------------------------------------------------------------------------------------------

                                                                            $217,019,806       $130,708,477
--------------------------------------------------------------------------------------------------------------


See accompanying summary of accounting policies and notes to consolidated financial statements.

-------------------------------------------------------------------------------


                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                           Consolidated Statements of Operations

----------------------------------------------------------------------------------------------------------------------

                                                  Year Ended                  Six Months Ended
                                                  December 31,                   December 31,        Year Ended
                                            1998                1997                1996            June 30,1996
----------------------------------------------------------------------------------------------------------------------


Interest income
  Loans                                   $11,230,838         $7,584,732         $3,454,559          $6,441,903
  Mortgage-backed securities                  207,406          1,045,831            564,079             652,639
  Investment securities                     1,622,022            889,245            254,833             498,686
  Trading account assets                          -                  -                2,911              23,390
----------------------------------------------------------------------------------------------------------------------


Total interest income                      13,060,266          9,519,808          4,276,382           7,616,618
----------------------------------------------------------------------------------------------------------------------


Interest expense
  Deposits                                  6,184,500          4,922,258          1,960,029           3,132,660
  Borrowings (Notes 6, 7 and 8)             1,224,475          1,116,152            979,936           2,059,402
----------------------------------------------------------------------------------------------------------------------


Total interest expense                      7,408,975          6,038,410          2,939,965           5,192,062
----------------------------------------------------------------------------------------------------------------------


Net interest income                         5,651,291          3,481,398          1,336,417           2,424,556

Provision for loan losses
  (Note 2)                                    184,200            122,320             91,850              56,665
----------------------------------------------------------------------------------------------------------------------


Net interest income after
  provision for loan losses                 5,467,091          3,359,078          1,244,567           2,367,891
----------------------------------------------------------------------------------------------------------------------


Other income
  Loan fees and servicing income              231,878            456,515            266,505             610,020
  Net gain on sale of loans
    and securities                          1,062,670          1,067,348             72,547             242,866
  Service charges on checking                 424,415            166,072             52,058              90,156
  Other                                       247,240            177,837             70,977             164,090
----------------------------------------------------------------------------------------------------------------------


Total other income                          1,966,203          1,867,772            462,087           1,107,132
----------------------------------------------------------------------------------------------------------------------



                                                                    continued...

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                           Consolidated Statements of Operations
                                                                     (continued)

-------------------------------------------------------------------------------------------------------------------------

                                                    Year Ended                Six Months Ended
                                                    December 31,                 December 31,            Year Ended
                                              1998               1997               1996               June 30, 1996
-------------------------------------------------------------------------------------------------------------------------

Other expenses
  Personnel (Notes 14 and 15)              $3,089,212         $2,010,794         $  748,083             $1,013,674
  Occupancy (Note 11)                         783,473            523,502            131,593                302,139
  Data processing (Note 11)                   585,282            422,851            165,548                257,038
  BIF/SAIF premium disparity
    assessment                                    -                  -              346,851                     -
  Deposit insurance premiums                   23,182             87,298            100,908                190,263
  Other                                     1,311,666            798,650            223,553                724,321
-------------------------------------------------------------------------------------------------------------------------


Total other expenses                        5,792,815          3,843,095          1,716,536              2,487,435
-------------------------------------------------------------------------------------------------------------------------


Income (loss) before income
  taxes                                     1,640,479          1,383,755             (9,882)               987,588

Provision for income taxes
  (Note 9)                                    624,200            486,040             (3,500)               344,338
-------------------------------------------------------------------------------------------------------------------------


Net income (loss)                          $1,016,279         $  897,715         $   (6,382)            $  643,250
-------------------------------------------------------------------------------------------------------------------------



Basic and Diluted Earnings
  (Loss) Per Share                       $        .68         $      .61         $     (.01)            $      .70
-------------------------------------------------------------------------------------------------------------------------


See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                 Consolidated Statements of Comprehensive Income

-----------------------------------------------------------------------------------------------------------------------

                                                       Year Ended             Six Months Ended
                                                       December 31,              December 31,          Year Ended
                                                   1998            1997             1996             June 30, 1996
-----------------------------------------------------------------------------------------------------------------------

Net income (loss)                               $1,016,279       $897,715        $  (6,382)             $643,250
-----------------------------------------------------------------------------------------------------------------------


  Other comprehensive income
    Unrealized gains on securities
      Unrealized holding gains (losses)
        arising during period                      144,557         82,211              -                (450,293)
      Less: reclassification adjustment for
        gains (losses) included in net income      (82,211)           -            450,293                   -
-----------------------------------------------------------------------------------------------------------------------


  Other comprehensive income (loss),
    before tax                                      62,346         82,211          450,293              (450,293)

    Income tax (expense) benefit
      related to items of other
      comprehensive income                         (23,692)       (31,240)        (171,111)              171,111
-----------------------------------------------------------------------------------------------------------------------


  Other comprehensive income (loss)
    net of tax                                      38,654         50,971          279,182              (279,182)
-----------------------------------------------------------------------------------------------------------------------


Comprehensive income                            $1,054,933       $948,686         $272,800              $364,068
-----------------------------------------------------------------------------------------------------------------------


See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                 Consolidated Statements of Stockholders' Equity

-----------------------------------------------------------------------------------------------------------------------------
                                                                                Accumulated
                                                                 Additional        Other           Total
                                                     Common       Paid-in      Comprehensive      Retained     Stockholders'
                                                     Stock        Capital         Income          Earnings        Equity
-----------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1996                         $1,148,960        $1,981,745      $(279,182)      $3,497,626     $6,349,149

Cash dividend                                       -                   -              -            (46,200)       (46,200)
Accumulated other comprehensive
  income                                            -                   -          279,182              -          279,182
Stock options exercised (Note 14)                  12,500            32,000            -                -           44,500
Repurchase of common stock                         (6,450)          (38,050)           -                -          (44,500)
Net loss                                             -                  -              -             (6,382)        (6,382)
---------------------------------------------------------------------------------------------------------------------------


Balance, December 31, 1996                      1,155,010         1,975,695            -          3,445,044      6,575,749
Issuance of common stock (Note 13)                718,750         3,752,228            -                -        4,470,978
Cash dividend                                         -                 -              -           (135,259)      (135,259)
Accumulated other comprehensive
  income                                              -                 -           50,971              -           50,971
Stock options exercised (Note 14)                   5,000            14,520            -                -           19,520
Repurchase of common stock                         (2,031)          (17,489)           -                -          (19,520)
Net income                                            -                 -              -            897,715        897,715
---------------------------------------------------------------------------------------------------------------------------


Balance, December 31, 1997                      1,876,729         5,724,954         50,971        4,207,500     11,860,154
Cash dividend                                         -                 -               -          (360,816)      (360,816)
Accumulated other comprehensive
  income                                              -                 -           38,654              -           38,654
Stock options exercised (Note 14)                   2,500            21,500            -                -           24,000
Repurchase of common stock                         (2,070)          (21,930)           -                -          (24,000)
Net income                                            -                 -              -          1,016,279      1,016,279
---------------------------------------------------------------------------------------------------------------------------


Balance, December 31, 1998                     $1,877,159        $5,724,524      $  89,625       $4,862,963    $12,554,271
---------------------------------------------------------------------------------------------------------------------------



See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                           Consolidated Statements of Cash Flows

-----------------------------------------------------------------------------------------------------------------------------


                                                             Year Ended              Six Months Ended
                                                            December 31,                December 31,            Year Ended
                                                      1998               1997              1996               June 30, 1996
-----------------------------------------------------------------------------------------------------------------------------

Operating activities
  Net income (loss)                              $  1,016,279    $      897,715        $       (6,382)        $     643,250
  Adjustments to reconcile net
    income (loss) to net cash
    provided (absorbed) by
    operating activities
      Provision for loan losses                       184,200           122,320                91,850                56,665
      Depreciation and amortization                   487,073           354,005                76,160                95,511
      Amortization of deferred loan fees             (529,287)          (89,564)              (63,841)             (136,086)
      Net amortization of premiums
        and accretion of discounts                    194,913            64,154                84,606               199,060
      Gain on sale of loans                        (1,328,575)         (518,736)             (216,537)             (204,901)
      Originations of loans held
        for sale                                  (58,985,227)      (24,280,323)          (11,773,561)           (7,203,819)
      Proceeds from sale of loans                  60,313,802        24,799,059            11,822,300             7,160,241
      (Gain) loss on sale of
        mortgage-backed securities                    201,715          (236,761)             (111,039)                  -
      Purchase of mortgage backed
        securities                                (35,874,372)      (24,754,127)          (23,980,081)                  -
      Proceeds from sale of
        mortgage-backed securities                 35,672,657        24,990,888            17,844,790                   -
      Gain on sale of securities
        available for sale                           (579,797)         (147,433)                  -                (101,685)
      (Gain) loss on disposal of office
        properties and equipment                        6,316               -                     -                  (1,341)
      (Gain) loss on sale of trading
        account securities                            301,869            (5,520)              255,030                63,720
      Purchases of trading account
        securities                               (106,204,637)      (73,838,893)          (36,330,973)         (107,346,227)
      Sales of trading account
        securities                                105,934,956        89,548,520            35,305,544           107,282,507



                                                                    continued...

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                           Consolidated Statements of Cash Flows
                                                                     (continued)

----------------------------------------------------------------------------------------------------------------------------

                                                               Year Ended               Six Months Ended
                                                               December 31,                December 31,        Year Ended
                                                           1998            1997               1996            June 30, 1996
-----------------------------------------------------------------------------------------------------------------------------

Operating activities (cont'd)
      Changes in
        Accrued interest receivable                    $  (806,664)  $   (173,001)         $   40,631         $  (127,600)
        Other assets                                    (1,014,818)      (115,936)            (24,917)           (442,298)
        Accrued interest payable                            66,422        (15,698)            (38,308)             13,018
        Income taxes                                        61,549        214,100              (3,000)                -
        Prepayments by borrowers
          for taxes and insurance                           47,309        (25,077)            (39,829)           (160,616)
        Other liabilities                                  238,239       (777,389)         (1,141,898)            689,882
-----------------------------------------------------------------------------------------------------------------------------


Net cash provided (absorbed)
  by operating activities                                 (596,078)    16,012,303          (8,209,455)            479,281
-----------------------------------------------------------------------------------------------------------------------------


Investing activities
  Net (increase) decrease in
    loans                                              (62,772,937)   (18,451,153)          2,880,494          (8,486,970)
  Repayments on held to
    maturity securities                                    555,607        309,815             776,007             998,457
  Purchase of held to
    maturity securities                                   (150,000)           -                   -                   -
  Purchase of securities
    available for sale                                 (69,486,875)   (33,334,183)                -           (28,399,062)
  Proceeds from sales of
    securities available for sale                       54,798,914     21,929,679                 -            18,507,960
  Sale of FHLB stock                                           -          500,100                 -                   -
  Purchase of FHLB stock                                  (439,900)           -                   -                   -
  Purchase of servicing rights                            (499,000)           -                   -                   -
  Proceeds from sale of office
    properties and equipment                                   -              -                   -                 4,522
  Purchases of office properties
    and equipment                                       (1,543,593)    (1,407,630)         (1,515,180)         (3,186,982)
-----------------------------------------------------------------------------------------------------------------------------


Net cash provided (absorbed)
  by investing activities                              (79,537,784)   (30,453,372)          2,141,321         (20,562,075)
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

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                           Consolidated Statements of Cash Flows
                                                                     (continued)

-----------------------------------------------------------------------------------------------------------------------------

                                                  Year Ended                    Six Months Ended
                                                 December 31,                      December 31,            Year Ended
                                            1998              1997                     1996               June 30, 1996
-----------------------------------------------------------------------------------------------------------------------------

Financing activities
  Net increase in deposits              $59,858,272      $ 31,545,941              $ 6,713,625            $ 22,226,807
  Repayment of Federal Home
    Loan Bank advances                  (39,000,000)      (21,000,000)             (10,000,000)            (31,510,000)
  Proceeds from Federal Home
    Loan Bank advances                   60,000,000         3,500,000               10,000,000              23,960,000
  Payments on bonds
    payable, including
    unapplied payments                     (673,116)         (408,402)                (531,459)               (988,607)
  Increase (decrease) in
    securities sold under
    agreements to repurchase             (1,980,250)       (3,692,000)                 577,000               6,104,000
  Proceeds from issuance of
    convertible preferred
    securities                            6,900,000               -                        -                       -
  Proceeds from issuance of
    common stock                                -           4,470,978                      -                    15,300
  Dividends paid                           (360,816)         (135,259)                 (46,200)                (45,958)
-----------------------------------------------------------------------------------------------------------------------------


Net cash provided
  by financing activities                84,744,090        14,281,258                6,712,966              19,761,542
-----------------------------------------------------------------------------------------------------------------------------


Increase (decrease) in cash
  and cash equivalents                    4,610,228          (159,811)                 644,832                (321,252)

Cash and cash equivalents,
  beginning of period                     5,916,504         6,076,315                5,431,483               5,752,735
-----------------------------------------------------------------------------------------------------------------------------


Cash and cash equivalents,
  end of period                         $10,526,732      $  5,916,504               $6,076,315             $ 5,431,483
-----------------------------------------------------------------------------------------------------------------------------



See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                                  Summary of Accounting Policies

--------------------------------------------------------------------------------


Nature of Business      Guaranty Financial Corporation (the "Parent Company") is
and Regulatory          a bank  holding  company  whose  principal  asset is its
Environment             wholly-owned subsidiary, Guaranty Bank (the "Bank"). The
                        Bank  provides  a full  range  of  banking  services  to
                        individual and corporate  customers.  In these financial
                        statements,   the  consolidated  group  is  referred  to
                        collectively as the "Corporation".

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

Principles of           The  consolidated   financial   statements  include  the
Consolidation           accounts  of   Guaranty   Financial   Corporation,   its
                        wholly-owned subsidiaries,  Guaranty Capital Trust I and
                        Guaranty Bank, and the Bank's wholly-owned subsidiaries,
                        GMSC,  Inc. and Guaranty  Investment  Corp. All material
                        intercompany   accounts  and   transactions   have  been
                        eliminated in the consolidation.

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

--------------------------------------------------------------------------------


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

Investment Securities   Investments  in  securities  are  classified  as  either
                        held-to-maturity,   trading,   or  available  for  sale,
                        according to management's intent and ability.

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

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                                  Summary of Accounting Policies
                                                                     (continued)

--------------------------------------------------------------------------------


Loans Held for          The   Corporation  had   approximately   $1,080,000  and
Sale                    $9,200,000  of loans held for sale at December  31, 1998
(continued)             and 1997,  respectively.  The estimated  market value of
                        these loans exceeded their carrying cost.

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


                        The Corporation adopted Statement of Financial Accounting Standards No. 122 ("SFAS 122"), "Accounting for Mortgage Servicing Rights an Amendment of FASB Statement No. 65" on July 1, 1995. SFAS 122 requires entities to allocate the cost of acquiring or originating mortgage loans between the mortgage servicing rights and the loans, based on their relative fair values, if the bank sells or securitizes the loans and retains the mortgage servicing rights. In addition, SFAS 122 requires entities to assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights.

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                                  Summary of Accounting Policies
                                                                     (continued)

--------------------------------------------------------------------------------


Sale of Loans           The cost of mortgage  servicing  rights is  amortized in
and Participation       proportion  to, and over the period  of,  estimated  net
in Loans                servicing  revenues.  Impairment  of mortgage  servicing
(continued)             rights  is  assessed  based on the  fair  value of those
                        rights.  Fair values are estimated using discounted cash
                        flows  based on a  current  market  interest  rate.  For
                        purposes  of  measuring   impairment,   the  rights  are
                        stratified based on the predominant risk characteristics of the underlying loans. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value. At December 31, 1998, an impairment of approximately $342,000 was recognized on those rights.

Allowance for           The  allowance  for loan losses is maintained at a level
Possible Loan           considered by management to be adequate to absorb future
Losses                  loan losses  currently  inherent in the loan  portfolio.
                        Management's assessment of the adequacy of the allowance
                        is based  upon type and  volume  of the loan  portfolio,
                        past  loan loss  experience,  existing  and  anticipated
                        economic  conditions,  and other  factors  which deserve
                        current  recognition  in estimating  future loan losses.
                        Additions to the  allowance  are charged to  operations.
                        Loans are  charged-off  partially  or wholly at the time
                        management  determines  collectibility  is not probable.
                        Management's assessment of the adequacy of the allowance
                        is  subject  to   evaluation   and   adjustment  by  the
                        Corporation's regulators.

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

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                                  Summary of Accounting Policies
                                                                     (continued)

--------------------------------------------------------------------------------


Allowance for           For impaired loans that are on nonaccrual  status,  cash
Possible Loan           payments  received are  generally  applied to reduce the
Losses                  outstanding principal balance. However, all or a portion
(continued)             of a cash payment  received on a nonaccrual  loan may be
                        recognized as interest income to the extent allowed by the loan contract, assuming management expects to fully collect the remaining principal balance on the loan.

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

Securities Sold         The  Corporation  enters into sales of securities  under
Under Agreements to     agreements    to    repurchase    (reverse    repurchase
Repurchase              agreements).  Fixed-coupon reverse repurchase agreements
                        are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the consolidated statements of condition. The dollar amount of securities underlying the agreements remain in the asset accounts.

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

                        For tax years beginning prior to January 1, 1996, savings banks that met certain definitional tests and other conditions prescribed by the Internal Revenue Code were allowed, within limitations, to deduct from taxable income an allowance for bad debts using the "percentage of taxable income" method. The cumulative bad debt reserve, upon which no taxes have been paid, was approximately $295,000 at December 31, 1998.

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                                  Summary of Accounting Policies
                                                                     (continued)

--------------------------------------------------------------------------------


Income Taxes            Section 1616 of the Small Business Job Protection Act of
(continued)             1996 (the  "Act")  repealed  the  percentage  of taxable
                        income  method  of  computing  bad  debt  reserve,   and
                        requires the recapture into taxable income of "excess reserves", on a ratable basis over the next six years.
                        Excess reserves are defined, in general, as the excess of the balance of the tax bad debt reserve (using the percentage of taxable income method) as of the close of the last tax year beginning before January 1, 1996 over the balance of the reserve as of the close of the last tax year beginning before January 1, 1988. The recapture of the reserves is deferred if the Corporation meets the "residential loan requirement" exception, during either or both of the first two years beginning after December
                        31, 1995. The residential loan requirement is met, in general, if the principal amount of residential loans made by the Corporation during the year is not less than the Corporation's "base amount". The base amount is defined as the average of the principal amounts of residential loans made during the six most recent tax years beginning before January 1, 1996.

                        As a result of the Act, the Corporation must recapture into taxable income approximately $354,000 ratably over the next six years, beginning December 31, 1998, since the Corporation met the residential loan requirement exemption for the period ended December 31, 1997.

Basic and Diluted       Basic  earnings  per share  includes no dilution  and is
Earnings Per Share      computed  by  dividing   income   available   to  common
                        shareholders  by the weighted  average  number of common
                        shares outstanding for the period.  Diluted earnings per
                        share reflects the potential dilution of securities that
                        could share in the  earnings of an entity.  The weighted
                        average  number of shares  of common  stock  outstanding
                        were   1,501,604  and  1,466,843  for  the  years  ended
                        December 31, 1998 and 1997, respectively, and 920,681 for the six month period ended December 31, 1996, and 917,668 for the year ended June 30, 1996.

Statements of Cash      Cash and cash  equivalents  include  Federal  funds sold
Flows                   with  original  maturities  of  three  months  or  less.
                        Interest   paid   was   approximately   $7,343,000   and
                        $6,060,000 for the years ended December 31, 1998 and 1997, respectively, and $2,978,000 for the six month period ended December 31, 1996, and $5,179,000 for the year ended June 30, 1996. Cash paid for income taxes was approximately $656,000 and $350,000 for the years ended
                        December 31, 1998 and 1997, respectively, and $277,000 for the six month period ended December 31, 1996, and $180,000 for the year ended June 30, 1996. There was no real estate acquired in settlement of loans for the six month period ended December 31, 1996, and approximately
                        $488,000,  $64,000  and  $33,000  for  the  years  ended
                        December 31, 1998 and 1997 and June 30, 1996.

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                                  Summary of Accounting Policies
                                                                     (continued)

--------------------------------------------------------------------------------


Reclassifications       Certain  reclassifications  have  been made in the prior
                        year consolidated financial statements and notes to conform to the December 31, 1998 presentation.

New Accounting          In June 1997, the Financial  Accounting  Standards Board
Pronouncements          issued Statement of Financial  Accounting  Standards No.
                        130, Reporting  Comprehensive Income ("SFAS 130"), which
                        establishes  standards  for  reporting  and  display  of
                        comprehensive  income,  its components  and  accumulated
                        balances. Comprehensive income is defined to include all
                        changes   in  equity   except   those   resulting   from
                        investments by owners and distributions to owners. Among
                        other disclosures, SFAS 130 requires that all items that
                        are required to be recognized  under current  accounting
                        standards  as  components  of  comprehensive  income  be
                        reported in a financial statement that is displayed with
                        the same prominence as other financial statements.  SFAS
                        130 is effective  for financial  statements  for periods
                        beginning   after   December   15,  1997  and   requires
                        comparative   information   for  earlier   years  to  be
                        restated. At December 31, 1998, the only component of accumulated other comprehensive income was unrealized gains (loss) on available for sale securities.

                        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognized all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain requirements are met, a derivative may be specifically designated as a hedge and an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and requires application prospectively.

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


1. Investment           A summary of the  carrying  value and  estimated  market
   Securities           value of investment securities is as follows:


                        December 31, 1998


                                                                     Gross           Gross        Estimated
                                                 Amortized         Unrealized      Unrealized       Market
                                                   Cost              Gains           Losses         Value
                                                   ----              -----           ------         -----

Held to Maturity

  Mortgage-backed
    securities                                  $ 2,093,827        $ 93,173         $   -        $ 2,187,000
  Other                                             250,000             -               -            250,000

                                                  2,343,827          93,173             -          2,437,000

Available for sale

  Corporate bonds                                26,463,324         279,136         161,491       26,580,969
  Other                                             301,438          26,913             -            328,351

                                                 26,764,762         306,049         161,491       26,909,320

                                                $29,108,589        $399,222        $161,491      $29,346,320


                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)

--------------------------------------------------------------------------------


1. Investment           A summary of the  carrying  value and  estimated  market
   Securities           value of investment securities is as follows:
   (continued)


                        December 31, 1997

                                                                     Gross           Gross       Estimated
                                                    Amortized     Unrealized      Unrealized      Market
                                                      Cost           Gains          Losses         Value

Held to Maturity

  Mortgage-backed
    securities                                    $ 2,745,560       $13,440        $   -       $ 2,759,000
  Other                                               100,000           -              -           100,000

                                                    2,845,560        13,440            -         2,859,000

Available for sale

  Bonds                                            11,415,793        66,590         8,444       11,473,939
  US Government
   obligations                                         49,836           133             -           49,969

                                                   11,465,629        66,723         8,444       11,523,908

                                                  $14,311,189       $80,163        $8,444      $14,382,908

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)

--------------------------------------------------------------------------------


1.  Investment          The  amortized  cost  and  estimated   market  value  of
    Securities          available  for sale and held to maturity  securities  at
    (continued)         December 31, 1998 by maturity is as follows:


                                                                                                 Estimated
                                                                                 Amortized         Market
                                                                                    Cost            Value
                        Held to Maturity
                          Mortgage-backed securities                            $ 2,093,827      $ 2,187,000
                          Other                                                     250,000          250,000

                                                                                  2,343,827        2,437,000

                       Available for Sale
                         Due after five years                                    26,764,762       26,909,320

                                                                                 26,764,762       26,909,320

                                                                                $29,108,589      $29,436,320


                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)

--------------------------------------------------------------------------------


1.  Investment          Proceeds from sales of securities available for sale was
    Securities          approximately  $54,799,000 and $21,930,000 for the years
    (continued)         ended  December  31,  1998 and 1997,  respectively,  and
                        $18,508,000  for the  year  ended  June  30,  1996.  The
                        Corporation   had  no  sales  of   available   for  sale
                        securities  during the period ending  December 31, 1996.
                        Gross gains of approximately $579,800, $147,400 and $101,700 were realized on those sales during the years ended December 31, 1998 and 1997, respectively, and June
                        30, 1996, respectively.

                        Proceeds from the sale of trading securities was approximately $105,935,000 and $89,549,000 for the years ended December 31, 1998 and 1997, respectively, and $35,306,000 for the six months ended December 31, 1996, and $107,346,000 for the year ended June 30, 1996. Gross gains of approximately $162,000 and $134,000 and gross losses of approximately $464,000 and $128,000 were realized on those sales for the year ended December 31, 1998 and 1997, respectively. Gross gains of approximately $9,900 and gross losses of approximately $265,000 were realized on those sales for the six months ended December 31, 1996. Gross gains of approximately $209,000 and gross losses of approximately $272,700 was realized on those sales during the year ended June 30, 1996.

                        Proceeds from the sale of mortgage backed securities was approximately $35,673,000 and $24,991,000 for the years ended December 31, 1998 and 1997, respectively, and $17,845,000 for the six months ended December 31, 1996. Gross gains of approximately $0 and $237,000 were realized on those sales for the years ended December 31, 1998 and 1997, respectively, and $111,000, were realized on those sales for the six months ended December 31, 1996. Gross losses on the sales of mortgage-backed securities were $202,000 and $0 for the years ended December 31, 1998 and 1997, $0 for the six months ended December 31, 1996. The Corporation had no sales of mortgage backed securities during the year ended June 30, 1996.

                        Mortgage backed securities of approximately $2,094,000 and $2,838,000 at December 31, 1998 and 1997,
                        respectively, were pledged for bonds payable (Note 6). At December 31, 1998 and 1997 investment securities with a market value of approximately $1,008,000 and $3,141,000, respectively, were pledged as collateral under repurchase agreements (Note 7).

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)

--------------------------------------------------------------------------------


2.    Loans Receivable  Loans receivable are summarized as follows:

                        December 31,                                              1998               1997

                        Residential real estate                           $ 66,369,418       $ 66,035,224
                        Commercial real estate                              36,985,202         16,641,057
                        Construction and land                               60,088,110         18,263,062
                        Consumer                                             9,629,551          6,705,023

                                                                            173,072,281       107,644,366

                        Less
                          Undisbursed loan funds                             9,587,873          6,752,222
                          Deferred loan fees                                   112,809            282,618
                          Allowance for loan losses                          1,002,314            934,977

                                                                            10,702,996          7,969,817

                                                                          $162,369,285       $ 99,674,549

                        The allowance for loan losses is summarized as follows:

                        Balance at June 30, 1995                                               $  747,486
                        Provision charged to expense                                               56,665
                        Net charge-offs                                                           (16,005)

                        Balance at June 30, 1996                                                  788,146
                        Provision charged to expense                                               91,850
                        Net charge-offs                                                           (10,145)

                        Balance at December 31, 1996                                              869,851
                        Provision charged to expense                                              122,320
                        Net charge-offs                                                           (57,194)

                        Balance at December 31, 1997                                              934,977
                        Provision charge to expense                                               184,200
                        Net charge-offs                                                          (116,863)

                        Balance at December 31, 1998                                           $1,002,314


                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)




2.  Loans Receivable    The  Corporation  serviced loans for others  aggregating
    (continued)         approximately  $173,147,000 and $123,834,000 at December
                        31,  1998 and  1997,  respectively.  Mortgage  servicing
                        rights were  approximately  $1,978,000  and  $904,000 at
                        December  31,  1998  and  1997,  respectively.  Mortgage
                        servicing rights of approximately  $1,584,000,  $507,000
                        and  $226,000  were  capitalized  during the years ended
                        December 31, 1998 and 1997 and six months ended December
                        31, 1996, respectively.

                        Gross gains and gross losses on the sale of loans totalling approximately $1,374,000 and $46,000 and $520,000 and $1,000 were realized during the years ended December 31, 1998 and 1997, respectively, $283,000 and $67,000 during the six months ended December 31, 1996, and $205,000 and $0, for the year ended June 30, 1996.

                        At December 31, 1998 and 1997, the Corporation had no loans that were considered as impaired.

3.   Office Properties  Office   properties  and  equipment  are  summarized  as
     and Equipment      follows:

                        December 31,                                                  1998            1997

                        Land                                                    $2,127,055       $1,910,922
                        Building and leasehold improvements                      3,691,488        3,084,362
                        Furniture and fixtures                                   1,052,840          823,234
                        Equipment                                                1,479,974        1,147,688
                        Automobiles                                                 59,598           55,362

                                                                                 8,410,955        7,021,568
                        Less accumulated depreciation
                          and amortization                                       1,360,973        1,021,790

                        Net office properties and equipment                     $7,049,982       $5,999,778


                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)

--------------------------------------------------------------------------------


4.  Deposits            Deposits are summarized as follows:

                        December 31,                                              1998                       1997

                                                                           Amount      Percent         Amount     Percent
                        Passbook, statement savings and
                         interest checking accounts
                         Non-interest bearing                            $ 8,408,737     4.9%        $2,771,114     2.5%
                         1.00 to 2.00%                                     9,304,150     5.4          8,318,148     7.4
                         2.01 to 3.00%                                    15,582,682     9.0            953,976      .8
                         3.01 to 4.00%                                     5,638,171     3.3          6,433,351     5.7
                         4.01 to 5.00%                                            -       -           3,994,110     3.5
                         5.01 to 6.00%                                    16,681,267     9.7                -        -


                                                                          55,615,007    32.3         22,470,699    19.9

                       Certificates:
                         0 to 5.00%                                       42,020,778    24.3             65,962      .1
                         5.01 to 6.00%                                    69,883,330    40.4         75,747,649    67.1
                         6.01 to 7.00%                                     5,286,169     3.0         14,662,702    12.9

                                                                         117,190,277    67.7         90,476,313    80.1

                                                                        $172,805,284   100.0%      $112,947,012   100.0%


                        The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $29,640,000 and $11,108,000 at December 31, 1998 and
                        1997, respectively.

                        At  December   31,   1998,   scheduled   maturities   of
                        certificates are as follows:

                        Year Ending December 31,

                                 1999                          $ 91,464,890
                                 2000                            14,334,216
                                 2001                             7,889,119
                                 2002                             2,744,041
                         2003 and thereafter                        758,011

                                                               $117,190,277

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)

--------------------------------------------------------------------------------


5.  Fair Value of       The estimated fair values of the Corporation's financial
    Financial           instruments are as follows:
    Instruments

                        December 31,                                      1998                             1997

                                                                Carrying          Fair           Carrying           Fair
                                                                 Amount           Value           Amount            Value
                        Financial assets
                          Cash and short-term
                            investments                        $10,526,732     $10,527,000     $  5,916,504     $  5,917,000
                          Securities                            30,253,147      30,346,000       15,566,382       15,587,000
                          Loans, net of allowance
                            for loan losses                    162,369,285     163,090,000       99,674,549      100,595,000

                        Financial liabilities
                          Deposits                             172,805,284     173,825,000      112,947,012      113,117,000
                          Advances from Federal
                            Home Loan Bank                      21,000,000      21,000,000              -                -
                          Securities sold under
                            agreement to
                            repurchase                           1,008,750       1,009,000        2,989,000        2,989,000
                          Bonds payable                          1,785,754          N/A           2,360,083            N/A


                                                                 Notional         Fair           Notional           Fair
                                                                  Amount          Value           Amount            Value


                        Unrecognized financial
                          instruments
                            Commitments to
                              extend credit                    $61,917,000     $61,917,000      $18,145,000      $18,145,000
                            Forward commitments
                              to purchase
                              mortgage-backed
                              securities                        10,000,000      10,000,000              -                -

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)




5.  Fair Value of       The  following  methods  and  assumptions  were  used to
    Financial           estimate  the  fair  value of each  class  of  financial
    Instruments         instruments for which it is practicable to estimate that
    (continued)         value.

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

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)

--------------------------------------------------------------------------------


5.  Fair Value of       Securities sold under agreement to repurchase
    Financial
    Instruments         Fixed-coupon  reverse repurchase  agreements are treated
    (continued)         as  short-term   financings.   The  carrying   value  is
                        considered a reasonable estimate of fair value.

                        Bonds payable

                        Due to the nature and terms (Note 6) of the bonds payable held by GMSC, Inc. at December 31, 1998 and 1997, it was not deemed practicable to estimate the fair value.

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

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)

--------------------------------------------------------------------------------


6.  Bonds Payable       In October  1987,  GMSC,  Inc.  issued serial bonds (the
                        "Bonds") collateralized by mortgage-backed securities which are treated as a real estate mortgage investment conduit ("REMIC") under the Internal Revenue Code of 1986 for federal tax purposes. The Bonds are secured by an indenture between GMSC, Inc. and the Bank of New
                        York, acting as trustee for the bondholders. The Bonds are summarized as follows:

                        December 31,                                          1998               1997
                        Serial Bonds
                          Class A-2, maturing January 20,
                            2012, at 8.0%                                $        -         $  285,701
                          Class A-3, maturing January 20,
                            2019, at 8.0%                                 2,169,815          2,649,648
                          Unapplied payments                                (66,683)          (159,100)

                                                                          2,103,132          2,776,249
                          Less unamortized discount                        (317,378)          (416,166)

                                                                         $1,785,754         $2,360,083

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

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)

--------------------------------------------------------------------------------


7.  Securities Sold     The  following  is  a  summary  of  certain  information
    Under Agreements    regarding the Bank's repurchase agreements:
    to Repurchase

                        Year Ended December 31,                                    1998               1997
                        Balance at end of period                             $1,009,000         $2,989,000
                        Weighted average interest rate
                          at end of period                                        5.00%              6.29%
                        Average amount outstanding
                          during the period                                  $2,336,294         $2,006,792
                        Maximum amount outstanding
                          at any month end during the
                          period                                             $6,856,060         $5,867,000

8.  Advances From       Information  related  to  borrowing  activity  from  the
    Federal Home        Federal Home Loan Bank is as follows:
    Loan Bank

                        Year Ended December 31,                                    1998               1997
                        Maximum amount
                          outstanding
                          during the
                          period                                            $26,000,000        $17,500,000

                        Average amount
                          outstanding
                          during the period                                 $ 9,748,000        $10,956,000

                        Average interest
                          rate during the
                          period                                                  5.57%              6.23%

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)

--------------------------------------------------------------------------------


9.  Income Taxes        The  provision  for  income  taxes as  presented  in the
                        consolidated statements of operations are as follows:

                                                                             Six Months
                                                            Year Ended          Ended        Year Ended
                                                           December 31,      December 31,     June 30,
                                                        1998         1997        1996            1996
                        Current income tax            $624,200     $458,040    $(3,500)        $344,338
                        Deferred income tax                  -      28,000        -                  -

                                                      $624,200     $486,040    $(3,500)        $344,338

                        Reconciliations   of  the  provision  for  income  taxes
                        computed at the federal statutory income tax rate to the effective rate follows:

                                                                             Six Months
                                                            Year Ended          Ended        Year Ended
                                                           December 31,      December 31,     June 30,
                                                        1998         1997        1996            1996
                        Tax expense at
                          statutory rate             $557,800      $470,477    $(3,360)        $335,780
                        Adjustments
                          Effect of state taxes             -        55,350       (395)          39,504
                          Other                        66,400       (39,787)       255          (30,946)

                                                     $624,200      $486,040    $(3,500)        $344,338

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)

--------------------------------------------------------------------------------


9.  Income Taxes        The components of deferred income taxes are as follows:
    (continued)

                        December 31,                                     1998                 1997
                        Deferred tax asset
                          Bad debt reserves                          $241,000             $243,000
                          Deferred loan fees                           30,000               43,000
                          Servicing rights                            116,000               16,000
                          Other                                       143,000               60,000

                        Total deferred tax asset                      530,000              362,000

                        Deferred tax liability
                          GMSC REMIC                                  133,000              185,000
                          FHLB stock                                  167,000              118,000
                          Fixed Assets                                 84,000               42,000
                          Trading securities                           90,000                  -
                          Other                                           -                 12,000

                        Total deferred tax liability                  474,000              357,000

                        Net deferred tax asset                       $ 56,000            $   5,000

10. Related Party In the normal course of business, the Corporation makes Transactions loans to directors, officers and other related parties.
                        These loans are made on substantially the same terms as those prevailing at the time for comparable transactions with the other borrowers.

                        The following is a summary of loan transactions with directors, officers and other related parties:

                        December 31,                                     1998                 1997

                        Balance at the beginning of year             $293,000             $276,000
                        Additional loans                              856,000               19,000
                        Loan reductions                              (174,000)              (2,000)


                        Balance at end of year                       $975,000             $293,000

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)

--------------------------------------------------------------------------------


11.  Commitments        The  Corporation  leases  office  space under  operating
     and                leases  expiring at various dates through 2002 and has a
     Contingencies      contract for the performance of data processing services
                        whose initial term expires in May, 1999 and requires minimum payments of $8,100 per month. Future minimum rental and data processing payments required that have initial or remaining noncancelable terms in excess of one year as of December 31, 1998, are as follows:

                                                                            Amount
                                                                 ----------------------------
                                                                                     Data
                        Year Ending December 31,                   Leases         Processing
                        1999                                      $ 82,366        $ 40,500
                        2000                                        63,156               -
                        2001                                        63,156               -
                        2002                                        56,436               -
                        Thereafter                                  21,498               -

                                                                  $286,612        $ 40,500

                        Total rental expense amounted to approximately $70,000 and $47,000 for the years ended December 31, 1998 and 1997, respectively, and $23,000 for the six months ended December 31, 1996, and $168,000 for the year ended June 30, 1996. Total data processing expense amounted to approximately $585,000 and $423,000 for the year ended December 31, 1998 and 1997, respectively, and $170,000 for the six months ended December 31, 1996 and $257,000 for the year ended June 30, 1996.

                        The Corporation is defendant in various lawsuits incidental to its business. Management is of the opinion that its financial position will not be materially affected by the ultimate resolution of any pending or threatened litigation.

12.  Convertible        On April  29,  1998,  the  Corporation  formed  Guaranty
     Preferred Stock    Capital   Trust  I  (the   "Trust"),   a  wholly   owned
                        subsidiary.  The  Trust  issued  276,000  shares of 7.0%
                        cumulative  preferred  securities  maturing  May 5, 2028
                        with an option to call on or after  April 29, 2003 (call
                        price of $18.50 per share) for $6,900,000. Conversion of
                        the preferred securities into the corporations stock may
                        occur at any time  prior to  maturity.  The  Trust  also
                        issued  8,537  shares of  convertible  common  stock for
                        $213,425.  The  Corporation  purchased all shares of the
                        common  stock.   The  proceeds  from  the  sale  of  the
                        preferred  securities were utilized to purchase from the
                        Corporation   junior    subordinated   debt   securities
                        (guaranteed by the Bank), of $7,113,425 bearing interest of 7.0% and maturing May 5, 2028. All intercompany interest and equity was eliminated in consolidation.

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)

--------------------------------------------------------------------------------


13.  Stockholders'      On November 30, 1995, the Board of Directors  declared a
     Equity             two-for-one stock split to be distributed on January 31,
                        1996, to all shareholders of record as of January 15, 1996.

                        On January 23, 1997, the Corporation completed a secondary offering of its common stock through the sale of 575,000 shares of common stock at a price of $8.50 per share. Proceeds to the Corporation from the offering (net of offering expenses of approximately $416,000) were approximately $4,471,000.

                        The following  table  represents  the Bank's  regulatory
                        capital   levels   relative  to  the   Federal   Reserve
                        requirements.

                                                          Amount       Percent        Actual        Actual        Excess
                        December 31, 1998                Required      Required       Amount        Percent       Amount
                        Tier 1 risk based               $ 7,246,000      4.00%      $16,645,000       9.19%     $9,399,000
                        Total risk based
                         capital                         14,492,000      8.00        17,647,000       9.74       3,155,000


                                                          Amount        Percent       Actual        Actual        Excess
                        December 31, 1997                Required       Required      Amount        Percent       Amount


                        Tier 1 risk based                $3,306,000      4.00%      $11,758,000      14.22%     $8,452,000
                        Total risk based
                          capital                         6,613,000      8.00        12,693,000      15.53       6,080,000

                        The Corporation may not declare or pay a cash dividend, or repurchase any of its capital stock if the effect thereof would cause the net worth of the Corporation to be reduced below the net worth requirement imposed by federal regulations.

                        Proceeds  from  the  Trust  Preferred   Securities  were
                        contributed to capital of the Bank and are included in the calculation of regulatory capital.

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)

--------------------------------------------------------------------------------


14.  Stock Option       The Corporation has a noncompensatory  stock option plan
     Plan               (the "Plan") designed to provide long-term incentives to
                        key employees. All options are exercisable upon date of vesting.

                        The following table summarizes options outstanding:

                        Year Ending December 31,               1998                     1997

                                                                    Weighted -                Weighted -
                                                                     average                   average
                                                                    exercise                  exercise
                                                       Shares         price       Shares       price
Options outstanding at
  beginning of period                                  71,200       $15.25         4,000      $ 4.88
Granted                                                37,500        15.86        72,000       15.25
Forfeited                                             (18,700)       16.03          (800)      12.00
Exercised                                              (2,000)       12.00        (4,000)       4.88


Options outstanding at end
  of period                                            88,000       $15.86        71,200      $15.25


Options exercisable at end
  of period                                            24,200                     11,240


                        The weighted average fair value of options granted during the year ended December 31, 1998 was $4.85.

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)

--------------------------------------------------------------------------------


14.  Stock Option
     Plan
     (continued)


                                                                                Six Months
                                                                                  Ending                   Year Ending
                                                                             December 31, 1996            June 30, 1996

                                                                                         Weighted -               Weighted -
                                                                                          average                  average
                                                                                          exercise                 exercise
                                                                            Shares         price       Shares       price
                        Options outstanding at
                          beginning of period                               14,000         $4.75       17,600      $4.65
                        Granted                                                -             -            -          -
                        Forfeited                                              -             -            -          -
                        Exercised                                          (10,000)         4.70       (3,600)      4.25

                        Options outstanding at end
                          of period                                          4,000         $4.88       14,000      $4.75

                        Options exercisable at end
                          of period                                          4,000                     14,000

                        The Corporation applies Accounting Principals Board Opinion No. 25 in accounting for stock options granted to employees. Had compensation expense been determined based upon the fair value of the awards at the grant date and consistent with the method under Statement of Financial Accounting Standards 123, the Corporation's net earnings and net earnings per share for the years ended December 31, 1998 and 1997 would have been decreased to the pro forma amounts indicated in the following table:

                        Year ended December 31,                             1998                 1997
                        Net income
                          As reported                                 $1,016,279             $897,715
                          Pro forma                                      896,242              844,363

                        Net income per share (basic and diluted)
                          As reported                                 $      .68             $   0.61
                          Pro forma                                          .60                 0.58


                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)

--------------------------------------------------------------------------------


14.  Stock Option       There were no options  granted for the six months  ended
     Plan               December  31, 1996 and for the year ended June 30, 1996,
     (continued)        therefore  there are no pro forma  effects on net income
                        and net income per share.

                        The fair value of each option granted is estimated on the date of grant using the Black-Sholes option pricing model with the following assumptions used for grants for the year ended December 31, 1998: a risk free interest rate of 5.56%, dividend yield of 1.00%, expected weighted average term of 5.00 years, and a volatility of 25.00%.

                        The follow table summarizes information about stock options outstanding at December 31, 1998:

                                                              Options Outstanding                   Options Exercisable


                                                                          Weighted      Weighted                Weighted
                                                                           average       average                 average
                                                                          remaining     exercise                exercise
Range of exercise                                           Number of    contractual      price     Number of     price
prices                                                       Shares      life (years)   per share    Shares     per share

$12.00 - 17.57                                               77,000          3.38        $14.91      24,200      $12.79
$19.00 - 21.26                                               11,000          4.03         19.47           -           -

                                                             88,000          3.46        $15.86      24,200      $12.79


15.  Employee Benefit   Effective  February 16, 1989, the Corporation  adopted a
     Plans              401(k)  profit-sharing  plan in which all  employees are
                        eligible  to  participate  after one year of service and
                        are at least twenty-one  years of age.  Participants may
                        elect to contribute a percentage  of their  compensation
                        to the plan. The Corporation may make  contributions  to
                        the plan at its  discretion.  Corporation  contributions
                        are  allocated to employee  accounts  using a systematic
                        formula   based   on   participant   compensation.   The
                        Corporation   contributed   approximately   $14,900  and
                        $10,300 for the year ended December 31, 1998 and 1997, respectively, and $4,600 for the year ended June 30, 1996, and $5,500 for the six months ended December 31, 1996.

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)

--------------------------------------------------------------------------------


16.  Financial          The Corporation is a party to financial instruments with
     Instruments With off-balance-sheet risk in the normal course of business Off-Balance-Sheet to meet the financing needs of its customers and to
     Risk               reduce its own  exposure  to  fluctuations  in  interest
                        rates. These financial  instruments  include commitments
                        to extend credit, options written and purchased, forward
                        commitments to purchase  mortgage-backed  securities and
                        standby letters of credit. Those instruments involve, to
                        varying  degrees,  elements of credit and interest  rate
                        risk in excess of the amount recognized in the statement
                        of condition.  The contract or notional amounts of these
                        instruments   reflect  the  extent  of  involvement  the
                        Corporation has in particular classes of financial instruments.

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

                                                                                              Contract
                                                                                           Notional Amount
                                                                                           ---------------
                        December 31,                                                   1998                   1997
                        Financial instruments whose contract
                          amounts represent credit risk

                            Commitments to extend credit                        $61,917,000            $18,145,000
                            Standby letters of credit written                     1,454,000                944,000

                        Financial instruments whose contract
                          amount represent interest rate risk
                            Forward commitment to purchase
                              mortgage-backed securities                         10,000,000                    -

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)

--------------------------------------------------------------------------------


16.  Financial          Commitments to extend credit are agreements to lend to a
     Instruments With   customer  as  long  as  there  is no  violation  of  any
     Off-Balance-Sheet  condition  established  in  the  contract.   Commitments
     Risk               generally   have   fixed   expiration   dates  or  other
     (continued)        termination  clauses and may  require  payment of a fee.
                        Since many of the  commitments  are  expected  to expire
                        without   being   completely   drawn  upon,   the  total
                        commitment  amounts do not necessarily  represent future
                        cash  requirements.   The  Corporation   evaluates  each
                        customer's creditworthiness on a case-by-case basis.

                        Standby letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

                        Substantially all of the Corporation's loan activity was with customers located in Charlottesville, Virginia and surrounding counties, with approximately 65% of the loans collateralized by one to four family residential properties.

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)

--------------------------------------------------------------------------------


17.  Selected Quarterly Financial Data (Unaudited)

Condensed quarterly financial data is shown as follows: (Dollars in thousands except per share data)

Year Ended December 31, 1998
----------------------------------------------------------------------------------------------------------
                                                     First            Second         Third          Fourth
                                                    Quarter          Quarter        Quarter        Quarter
----------------------------------------------------------------------------------------------------------
Total interest income                                $2,508           $2,956        $3,506          $4,090
Total interest expense                                1,540            1,753         2,065           2,051
----------------------------------------------------------------------------------------------------------

Net interest income                                     968            1,203         1,441           2,039
Provision for loan losses                                42               44            49              49
----------------------------------------------------------------------------------------------------------

Net interest income after provision
 for loan losses                                        926            1,159         1,392           1,990

Other income                                            613              375           730             248
Other expenses                                        1,173            1,245         1,607           1,768
----------------------------------------------------------------------------------------------------------

Income before income taxes                              366              289           515             470

Income taxes                                            153              105           201             165
----------------------------------------------------------------------------------------------------------

Net income                                          $   213           $  184        $  314          $  305
----------------------------------------------------------------------------------------------------------

Earnings per share
 Basic                                              $   .17           $  .12        $  .21          $  .18
 Diluted                                            $   .17           $  .12        $  .21          $  .18
----------------------------------------------------------------------------------------------------------

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)

--------------------------------------------------------------------------------


17.  Selected Quarterly Financial Data (Unaudited)

Condensed quarterly financial data is shown as follows: (Dollars in thousands except per share data)

Year Ended December 31, 1997
------------------------------------------------------------------------------------------------------------------------
                                                                  First           Second           Third          Fourth
                                                                 Quarter          Quarter         Quarter        Quarter
------------------------------------------------------------------------------------------------------------------------
Total interest income                                            $2,186           $2,374          $2,451          $2,508
Total interest expense                                            1,408            1,537           1,580           1,513
------------------------------------------------------------------------------------------------------------------------

Net interest income                                                 778              837             871             995
Provision for loan losses                                           -                 46              30              46
------------------------------------------------------------------------------------------------------------------------

Net interest income after provision
  for loan losses                                                   778              791             841             949

Other income                                                        222              399             579             668
Other expenses                                                      790              886           1,013           1,154
------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                          210              304             407             463

Income taxes                                                         77              106             141             162
------------------------------------------------------------------------------------------------------------------------

Net income                                                       $  133           $  198          $  266          $  301
------------------------------------------------------------------------------------------------------------------------

Basic and diluted earnings per share                             $  .10           $  .13          $  .18          $  .19
------------------------------------------------------------------------------------------------------------------------


                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)

--------------------------------------------------------------------------------


18.  Condensed          Condensed financial  information is shown for the Parent
     Financial          Company only as follows:
     Information of the
     Corporation               Condensed Statements of Financial Condition
     (Parent Company
     Only)

                        December 31,                                              1998              1997

                         Assets
                        Investment in subsidiaries, at equity              $19,289,414       $11,758,347
                        Cash                                                    11,612            10,000
                        Prepaid expenses and other assets                      527,117            40,836

                                                                           $19,828,143       $11,809,183

                          Liabilities and Stockholders' Equity

                        Other liabilities                                  $   250,072       $         -

                        Total liabilities                                      250,072                 -

                        Subordinated debt                                    7,113,425                 -

                        Stockholders' Equity
                          Common stock                                       1,877,159         1,876,729
                          Additional paid-in capital                         5,724,524         5,724,954
                          Retained earnings                                  4,862,963         4,207,500

                        Total stockholders' equity                          12,464,646        11,809,183

                                                                           $19,828,143       $11,809,183


                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)

--------------------------------------------------------------------------------


18.  Condensed
     Financial
     Information of the
     Corporation
     (Parent Company
     Only)
     (continued)

                       Condensed Statements of Operations

                                                                                 Year Ended              Six Months Ended
                                                                                 December 31,               December 31,
                                                                             1998            1997              1996
                        Income
                          Dividends received from Bank                 $  361,306        $135,259           $46,200

                        Total income                                      361,306         135,259            46,200

                        Interest expense                                 (319,324)            -                   -
                        Noninterest expenses                              (19,305)         (7,028)          (52,582)

                        Income (loss) before undistributed
                           net income of the Bank                          22,677         128,231           (6,382)
                        Undistributed net income                          993,602         769,484                -

                        Net income (loss)                              $1,016,279        $897,715          $(6,382)

                                                  Guaranty Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)

--------------------------------------------------------------------------------

18.  Condensed
     Financial
     Information of the
     Corporation
     (Parent Company
     Only)
     (continued)

                       Condensed Statements of Cash Flows


                                                                                           Year Ended               Six Months Ended
                                                                                           December 31,                December 31,
                                                                                      1998             1997               1996
                        Operating activities
                         Net income (loss)                                        $1,016,279        $ 897,715         $  (6,382)
                         Adjustments
                            Undistributed earnings of
                              the Bank                                              (993,602)        (769,484)                -
                            (Increase) decrease in prepaid
                              and other assets                                      (486,281)          49,844           (21,701)
                            (Decrease) increase in other
                              liabilities                                            250,072         (182,086)           37,686
                            Other                                                      1,229            4,011            (9,603)

                        Net cash absorbed by operating
                          activities                                                (212,303)               -                 -

                        Investing activities
                          Dividends received from Bank                               361,306          135,259            46,200
                          Investment in the Bank                                           -       (4,470,978)                -
                          Investment in Guaranty
                            Capital Trust                                         (6,900,000)               -                 -

                        Net cash provided (absorbed) by
                          investing activities                                    (6,538,694)      (4,335,719)           46,200

                        Financing activities
                          Cash dividends paid on
                            common stock                                            (360,816)        (135,259)          (46,200)
                          Issuance of subordinate debt                             7,113,425                -                 -
                          Issuance of common stock                                         -        4,470,978                 -

                        Net cash provided (absorbed)
                          by financing activities                                  6,752,609        4,335,719           (46,200)

                        Increase in cash                                               1,612                -                 -

                        Cash, beginning of period                                     10,000           10,000            10,000

                        Cash, end of period                                      $    11,612       $   10,000          $ 10,000

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               GUARANTY FINANCIAL CORPORATION



Date:  March 30, 1999          By:  /s/ Thomas P. Baker
                                  ---------------------------------------------
                                    Thomas P. Baker
                                    President, Chief Executive Officer
                                    and Director


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               Signature                                      Title                                 Date

/s/ Thomas P. Baker                                 President, Chief Executive                 March 30, 1999
-------------------------------------                Officer and Director
            Thomas P. Baker                     (Principal Executive Officer)


/s/ L. Benjamin Johnson, II                  Vice President and Controller (Principal          March 29, 1999
-------------------------------------                    Financial and
        L. Benjamin Johnson, III                      Accounting Officer)


/s/ Douglas E. Canton                                Chairman of the Board                     March 30, 1999
-------------------------------------
            Douglas E. Caton


/s/ Harry N. Lewis                                Vice Chairman of the Board                   March 30, 1999
-------------------------------------
             Harry N. Lewis


-------------------------------------                      Director                            March __, 1999
            Henry J. Browne


-------------------------------------                      Director                            March __, 1999
         Jason I. Eckford, Jr.


-------------------------------------                      Director                            March __, 1999
          Robert P. Englander

/s/ John R. Metz
-------------------------------------                      Director                            March 30, 1999
              John R. Metz


-------------------------------------                      Director                            March __, 1999
           James R. Sipe, Jr.

/s/ Oscar W. Smith Jr.
-------------------------------------                      Director                            March 30, 1999
          Oscar W. Smith, Jr.

/s/ John B. Syer
-------------------------------------                      Director                            March 30, 1999
              John B. Syer


                                  EXHIBIT INDEX

       Number                                             Document

         3.1 Amended and Restated Articles of Incorporation of Guaranty Financial Corporation (restated in electronic format), attached as Exhibit 3.1 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998, incorporated herein by reference.

         3.2 Bylaws of Guaranty Financial Corporation, attached as Exhibit 3.1 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998, incorporated herein by reference.

         10.1 Guaranty Financial Corporation 1991 Incentive Plan (as amended), attached as Exhibit A to the Registrant's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders, incorporated herein by reference.

         21                Subsidiaries of the Registrant.

         27                Financial Data Schedule (filed electronically only).