Form 10QSB
period 1999-03-31
GUARANTY FINANCIAL CORP /VA/
filed 1999-05-14
CIK 919967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended                                   Commission File No. 33-76064
March 31, 1999




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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

         As of May 10, 1999, 1,501,727 shares, of the Registrant's Common Stock, par value $1.25 per share, were outstanding.

                         GUARANTY FINANCIAL CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX

Part I.    Financial Information                                                               Page No.
--------------------------------                                                               --------

Item 1     Financial Statements

           Consolidated Balance Sheets as of
           March 31, 1999 and December 31, 1998 (unaudited)                                       3

           Consolidated Statements of Operations for the
           Three Months Ended March 31, 1999 and 1998 (unaudited)                                 4

           Consolidated Statements of Comprehensive Income for the
           Three Months Ended March 31, 1999 and 1998 (unaudited)                                 5

           Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 1999 and 1998 (unaudited)                                 6

           Notes to Consolidated Financial Statements  (unaudited)                                8

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                    9

Part II.   Other Information
----------------------------

Item 1     Legal Proceedings                                                                     12

Item 2     Changes in Securities                                                                 12

Item 3     Defaults upon Senior Securities                                                       12

Item 4     Submission of Matters to a Vote of Security Holders                                   12

Item 5     Other Information                                                                     12

Item 6     Exhibits and Reports on Form 8-K                                                      12

           Signatures                                                                            13

                         GUARANTY FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                   March 31       December 31
                                                                     1999            1998
                                                                  ----------      ----------
                                                                 (Unaudited)
ASSETS
Cash and cash equivalents                                           $11,813         $10,527
Investment securities
   Held-to-maturity                                                   1,972           2,344
   Available for sale                                                27,204          26,638
   Trading                                                            2,944           1,000
Investment in FHLB stock, at cost                                     1,300           1,300
Investment in FRB stock, at cost                                        271             271
Loans receivable, net                                               175,879         162,369
Accrued interest receivable                                           1,739           1,651
Real estate owned                                                       366             488
Office properties and equipment, net                                  7,966           7,050
Mortgage servicing rights                                             2,663           1,978
Other assets                                                          1,431           1,404
                                                                  ----------      ----------
          Total assets                                             $235,548        $217,020
                                                                  ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   DDA/MMDA accounts                                                $55,383         $45,752
   Savings accounts                                                  10,792           9,863
   Certificates of deposit                                          122,002         117,190
                                                                  ----------      ----------
                                                                    188,177         172,805
Bonds payable                                                         1,818           1,786
Advances from Federal Home Loan Bank                                 21,000          21,000
Securities sold under agreement to repurchase                         2,941           1,009
Accrued interest payable                                                249             125
Income Taxes Payable                                                    264             243
Payments by borrowers for taxes and insurance                         1,223             128
Other liabilities                                                       917             470
                                                                  ----------      ----------
          Total liabilities                                         216,589         197,566
                                                                  ----------      ----------

COMMITMENTS & CONTINGENCIES
Convertible Preferred securities                                      6,900           6,900

STOCKHOLDERS' EQUITY
Preferred stock, par value $1 per share, 500,000
   shares authorized, none issued                                         0               0
Common stock, par value $1.25 per share,
   4,000,000 shares authorized, 1,501,727
   issued and outstanding                                             1,877           1,877
Additional paid-in capital                                            5,725           5,725
Accumulated other comprehensive income                                 (679)             89
Retained earnings                                                     5,136           4,863
                                                                  ----------      ----------
          Total stockholders' equity                                 12,059          12,554
                                                                  ----------      ----------
Total liabilities and stockholders' equity                         $235,548        $217,020
                                                                  ==========      ==========


                         GUARANTY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)

                                                             Three Months Ended
                                                                  March 31,
                                                            --------------------
                                                               1999       1998
                                                            ---------  ---------
                                                                 (unaudited)
Interest income
   Loans                                                      $3,328     $2,154
   Investment Securities                                         578        354
                                                            ---------  ---------
Total interest income                                          3,906      2,508
                                                            ---------  ---------

Interest expense
   Deposits                                                    2,015      1,430
   Borrowings                                                    511         74
                                                            ---------  ---------
Total interest expense                                         2,526      1,504
                                                            ---------  ---------

Net interest income                                            1,380      1,004

Provision for loan losses                                         60         42
                                                            ---------  ---------

Net interest income after provision
      for loan losses                                          1,320        962

Other income
   Loan fees and servicing income                                 88         96
   Gain on sale of loans and securities                          494        395
   Service fees on checking                                      125         65
   Other                                                          87         57
                                                            ---------  ---------
Total other income                                               794        613
                                                            ---------  ---------

Other expenses
   Personnel                                                     936        481
   Occupancy                                                     215        249
   Data processing                                               165        113
   Deposit insurance premiums                                      3         11
   Other                                                         382        319
                                                            ---------  ---------
Total other expenses                                           1,701      1,173
                                                            ---------  ---------

Income (loss) before income taxes                                413        402
                                                            ---------  ---------

Provision (loss) for income taxes                                140        153
                                                            ---------  ---------

Net income (loss)                                               $273       $249
                                                            =========  =========

Basic and diluted earnings per common share                    $0.18      $0.17
                                                            =========  =========

                         GUARANTY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                -----------------------------
                                                                                    1999             1998
                                                                                ------------     ------------
                                                                                         (unaudited)
Net Income                                                                            $ 273            $ 249

Other comprehensive income, net of tax effect:

   Unrealized gains (loss) on securities available for sale                            (768)            (168)
                                                                                ------------     ------------

Comprehensive Income (loss)                                                           $(495)           $  81
                                                                                ============     ============


                         GUARANTY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                       ----------------------------
                                                                                           1999            1998
                                                                                       ------------    ------------
                                                                                               (unaudited)
Operating Activities
     Net Income                                                                              $273            $249
     Adjustments to reconcile net income to net cash provided
          (absorbed) by operating activities:
          Provision for loan losses                                                            60              42
          Depreciation and amortization                                                       140             110
          Amortization of deferred loan fees                                                  (31)             27
          Net amortization of premiums and accretion of discounts                             418              96
          Loss (gain) on sale of loans                                                       (180)           (233)
          Originations of loans held for sale                                             (18,217)        (13,420)
          Proceeds from sale of loans                                                      18,397          13,653
          Loss (gain) on sale of securities available for sale                                (89)           (188)
          (Gain) loss on trading securities                                                    22             (23)
          Purchase of trading securities                                                  (10,057)        (28,405)
          Sales of trading securities                                                       7,345          29,460
          Changes in:
               Accrued interest receivable                                                    (88)            (36)
               Other assets                                                                  (294)           (263)
               Accrued interest payable                                                       124              (3)
               Prepayments by borrowers for taxes and insurance                             1,095             160
               Other liabilities                                                              469           2,503
                                                                                      ------------    ------------

Net cash provided (absorbed) by operating activities                                         (613)          3,729
                                                                                      ------------    ------------

Investing activities
     Net (increase) decrease in loans                                                     (13,756)            501
     Mortgage-backed securities principal repayments                                          372              91
     Proceeds from sale of securities available for sale                                    5,073          17,507
     Purchase of securities available for sale                                             (6,000)        (19,133)
     Redemption of FHLB stock                                                                   0               0
     Purchases of office property, plant and equipment                                     (1,056)           (479)
                                                                                      ------------    ------------

Net cash absorbed by investing activities                                                 (15,367)         (1,513)
                                                                                      ------------    ------------

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                       ----------------------------
                                                                                           1999            1998
                                                                                       ------------    ------------
                                                                                               (unaudited)
Financing activities
     Net increase (decrease) in deposits                                                   15,359           10,632
     Repayment of FHLB advances                                                                 0                0
     Increase (Decrease) in securities sold under agreement to repurchase                   1,932           (2,989)
     Proceeds from the issuance of common stock, net                                            0                0
     Dividends paid                                                                             0              (46)
     Principal payments on bonds payable, including unapplied payments                        (25)            (147)
                                                                                       -----------     ------------

Net cash provided by financing activities                                                  17,266            7,450
                                                                                       -----------     ------------

Increase (decrease) in cash and cash equivalents                                            1,286            9,666
                                                                                       -----------     ------------

Cash and cash equivalents, beginning of period                                             10,527            5,917
                                                                                       -----------     ------------

Cash and cash equivalents, end of period                                                 $ 11,813         $ 15,583
                                                                                       ===========     ============

                         GUARANTY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the Three Months ended March 31, 1999 and 1998



Note 1  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Guaranty Financial Corporation (the "Corporation") and its wholly-owned subsidiaries, Guaranty Capital Trust I and Guaranty Bank (the "Bank"), and the Bank's wholly-owned subsidiaries, GMSC, Inc., which was organized as a financing subsidiary, and Guaranty Investments Corp., which was organized to sell insurance annuities and other non-deposit investment traditional products. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 2  Basis of Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999 and the results of operations and cash flows for the interim periods ending March 31, 1999 and 1998. All 1999 interim amounts are subject to year-end audit, and the results of operations for the interim periods is not necessarily indicative of the results of operations to be expected for the year.

ITEM 2               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Expansion of the Existing Branch Network

The opening of a full service branch in Henrico County in the Wellesley development is expected to occur in early summer 1999. This office is our first entry into the west Richmond market and will be large enough to accommodate a regional loan group along with the retail operation.

A site has been obtained in the Forest Lakes development in Northern Albemarle County for a full-service branch office. Regulatory approval has been granted and a fall 1999 opening is anticipated.


Changes in Financial Condition

Total assets increased $18.5 million, or 8.5%, from $217.0 million at December 31, 1998 to $235.5 million at March 31, 1999 primarily as a result of growth in the loan portfolio. Cash and cash equivalents increased $1.3 million, or 12.2%, to $11.8 million at March 31, 1999 from $10.5 million at December 31, 1998.

Investment securities, at March 31, 1999, increased $2.1 million, or 7.1%, to $32.4 million from $30.2 million at December 31, 1998. This change resulted from of a net increase of $566 thousand in investment grade corporate bonds classified as available for sale offset by principal payments received of $372 thousand on mortgage-backed securities classified as held to maturity, and a net increase of $1.9 million in the trading account.

Net loans were $175.9 million at March 31, 1999, an increase of $13.5 million, or 8.3%, from net loans of $162.4 million at December 31, 1998. During the first quarter of 1999, the corporation continued to underwrite substantially all fixed rate residential mortgage loans for immediate sale in the secondary market. The primary focus of portfolio lending continues to be prime-based construction loans (including builder lines of credit), commercial real estate and business loans and consumer loans which are typically priced 175 to 250 basis points above fixed-rate residential loans. The increase in the loan portfolio was primarily related to new commercial loan business and increased construction and land development loans.

At March 31, 1999, loans held for sale were approximately $3.7 million.

Other real estate owned of $366 thousand at March 31, 1999 related to two single-family residential properties. Net proceeds from the sales of these properties are anticipated to approximate the carrying value at March 31, 1999. No material losses are anticipated.

Deposits increased by $15.4 million, or 8.9%, between December 31, 1998 and March 31, 1999. This growth was comprised of a $9.6 million increase in NOW/MMDA accounts, a $929 thousand increase in savings accounts and a $4.8 million increase in certificates of deposit. Management plans to continue its marketing efforts aimed at corporate customers as well as individual checking, savings and money market accounts to attract lower cost funds and reduce reliance on certificates of deposit as a primary funding source. However, no assurances can be given that these strategies will be successful, or if successful, will reduce the Bank's reliance on certificates of deposit as a primary funding source.

Office properties and equipment increased $916 thousand since December 31, 1998 due to purchases of land for two branch sites, Wellesley in Henrico County, Virginia and Forest Lakes in Albemarle County, Virginia.

At March 31, 1999, $21.0 million in advances were borrowed from the Federal Home Loan Bank. These advances are comprised entirely of daily rate credits which reprice based on previous days Fed Funds rate.


Results of Operations

Net Income

Guaranty reported net income of $273 thousand and $249 thousand for the three month periods ended March 31, 1999 and 1998, respectively. This increase was due primarily to increased net interest income and gains on the sale of loans and securities which were partially offset by additional costs relating to the overall growth of the Corporation.

Net Interest Income

Net interest income increased by $376 thousand, or 37.5%, to $1.4 million for the three months ended March 31, 1999, compared to $1.0 million for the same period in 1998. Average earning assets increased to $211.0 million for the three months ended March 31, 1999, compared to an average balance of $124.0 million for the same period in 1998. The average rate earned was 7.82% for the three months ended March 31, 1999 compared to 8.20% for the same period of 1998. Interest rate spread and net interest margin for the three month periods ending March 31, 1999 and 1998 were 2.80% and 2.98%, and 3.05% and 3.28%, respectively.


Provision for Loan Losses

Management analyzes the potential risk of loss on Guaranty's loan portfolio, given the loan balances and the value of the underlying collateral. The allowance for loan losses is reviewed monthly and is based on the loan classification system, which classifies problem loans as substandard, doubtful, or loss. Additional provisions are added when deemed necessary by management. Based on this evaluation, Guaranty recorded a provision of $60 thousand for the three months ended March 31, 1999 compared with a provision of $42 thousand for the same period in 1998. As of March 31, 1999, the total allowance for loan losses was $1.0 million.


Non-Interest Income

Non-interest income was $794 thousand for the first quarter of 1999 compared to $613 thousand for the same period in 1998. This increase was primarily due to gains on loan sales and increases in service fees on deposit accounts.


Non-Interest Expense

Non-interest expense increased $528 thousand, or 45.0%, to $1.7 million for the three months ended March 31, 1999 compared to $1.2 million for the same period in 1998. This increase was primarily due to the overall growth of the bank and the resulting increase in personnel costs.

Income Tax Expense

Guaranty recognized income tax expense of $140 thousand for the three months ended March 31, 1999, compared to $153 thousand for the same period in 1998. This change in tax expense between periods is primarily a result of a reallocation of state income taxes to state franchise taxes.

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

Guaranty uses its sources of funds primarily to meet its on-going operating expenses, to pay deposit withdrawals and to fund loan commitments. At March 31, 1999, the total approved loan commitments outstanding amounted to $10.0 million. At the same date, commitments under unused lines of credit amounted to $42.4 million. Certificates of deposit scheduled to mature in one year or less at March 31, 1999 totaled $98.4 million. Management believes that a significant portion of maturing deposits will remain with Guaranty.

The Corporation and the Bank are subject to Federal Reserve regulations, including the Bank Holding Company Act. At March 31, 1999, the Corporation exceeded all applicable regulatory capital requirements as shown in the following table.

         Tier 1 Risk-based                                    6.50%
         Total Risk-based                                     7.05%
         Tier 1 Capital to average adjusted total assets      9.78%

Year 2000 Project


The Year 2000 ("Y2K") issue relates to whether computer systems will properly recognize and process date sensitive information on and after January 1, 2000. Systems that do not properly recognize such information could generate erroneous data or fail. The Bank is heavily dependent on computer systems in the conduct of substantially all of its business activities.

The  Corporation  has both a Y2K Committee and a Y2K Plan that were  established and adopted in 1998. The Plan, as recommended by the Federal Financial Institutions Examination Council, is based on five phases: Awareness, Assessment, Renovation, Validation and Implementation. The Corporation continues in the Validation phase, or testing phase, which was scheduled for completion by April 1999. As of this report date, all testing has not been completed. The process is ongoing and should be completed in the third quarter. In the event that any of its mission critical computer systems fail to meet the Y2K requirements, or if other systems that the Bank depends upon for automated processing of ongoing transactions, such as electrical or data transmission, fail, the Bank is required by Federal regulators to develop and test a comprehensive contingency plan. The contingency plan is currently being developed and should be completed by September 1999.

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



                                        GUARANTY FINANCIAL CORPORATION







Date:   May 11, 1999                    By: /s/ Thomas P. Baker
                                            ---------------------------
                                            Thomas P. Baker
                                            President, CEO and Director

                                        By: /s/ L. Ben Johnson
                                            ---------------------------
                                            L. Ben Johnson
                                            Vice President & Controller