Form 10QSB
period 1999-06-30
GUARANTY FINANCIAL CORP /VA/
filed 1999-08-16
CIK 919967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended                                   Commission File No. 33-76064
June 30, 1999




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

         As of August 3, 1999, 1,501,727 shares of the Registrant's Common Stock, par value $1.25 per share, were outstanding.

                         GUARANTY FINANCIAL CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX

Part I.  Financial Information                                                                Page No.

Item 1   Financial Statements

         Consolidated Balance Sheets
         as of June 30, 1999 (unaudited) and December 31, 1998                                   3

         Consolidated Statements of Operations for the
         Three and Six Months Ended June 30, 1999 and 1998 (unaudited)                           4

         Consolidated Statements of Comprehensive Income
         For the Six Months Ended June 30, 1999 and 1998 (unaudited)                             5

         Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 1999 and 1998 (unaudited)                                     6

         Notes to Consolidated Financial Statements (unaudited)                                  8

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                     9

Part II.  Other Information

Item 1   Legal Proceedings                                                                       13

Item 2   Changes in Securities                                                                   13

Item 3   Defaults upon Senior Securities                                                         13

Item 4   Submission of Matters to a Vote of Security Holders                                     13

Item 5   Other Information                                                                       13

Item 6   Exhibits and Reports on Form 8-K                                                        13

         Signatures                                                                              14


Part I.  Financial Information

Item 1   Financial Statements


                         GUARANTY FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                           JUNE 30,               DECEMBER 31,
                                                                             1999                     1998
                                                                    -----------------------  -----------------------
                                                                          (Unaudited)
ASSETS
Cash and cash equivalents                                                  $       13,943            $      10,527
Investment securities
   Held-to-maturity                                                                 1,669                    2,344
   Available for sale                                                              29,910                   26,638
   Trading                                                                          2,949                    1,000
Investment in FHLB stock, at cost                                                   1,500                    1,300
Investment in FRB stock, at cost                                                      271                      271
Loans receivable, net                                                             185,835                  162,369
Accrued interest receivable                                                         1,733                    1,651
Real estate owned                                                                   1,021                      488
Office properties and equipment, net                                                8,376                    7,050
Mortgage servicing rights                                                           2,902                    1,978
Other assets                                                                        1,805                    1,404
                                                                    -----------------------  -----------------------
         Total assets                                                      $      251,914            $     217,020
                                                                    =======================  =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   NOW/MMDA accounts                                                       $       57,991            $      45,752
   Savings accounts                                                                11,002                    9,863
   Certificates of deposit                                                        124,990                  117,190
                                                                    -----------------------  -----------------------
                                                                                  193,983                  172,805
Bonds payable                                                                       1,209                    1,786
Advances from Federal Home Loan Bank                                               30,000                   21,000
Securities sold under agreement to repurchase                                       2,937                    1,009
Other borrowings                                                                    4,188                        -
Accrued interest payable                                                              125                      125
Income taxes payable                                                                   34                      243
Payments by borrowers for taxes and insurance                                         638                      128
Other liabilities                                                                     707                      470
                                                                    -----------------------  -----------------------
         Total liabilities                                                        233,821                  197,566
                                                                    -----------------------  -----------------------

Convertible preferred securities                                                    6,900                    6,900

STOCKHOLDERS' EQUITY
Preferred stock, par value $1 per share, 500,000
   shares authorized, none issued                                                       -                        -
Common stock, par value $1.25 per share,
   4,000,000 shares authorized, 1,501,383
   issued and outstanding                                                           1,877                    1,877
Additional paid-in capital                                                          5,725                    5,725
Net unrealized gain (loss) on securities
   available for sale                                                              (1,617)                      89
Retained earnings                                                                   5,208                    4,863
                                                                    -----------------------  -----------------------
         Total stockholders' equity                                                11,193                   12,554
                                                                    -----------------------  -----------------------
Total liabilities and stockholders' equity                                 $      251,914            $     217,020
                                                                    =======================  =======================

                         GUARANTY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)

                                                        Three Months Ended                Six Months Ended
                                                             June 30,                         June 30,
                                                   ------------------------------   ------------------------------
                                                       1999             1998            1999             1998
                                                   -------------    -------------   -------------    -------------
                                                            (unaudited)                      (unaudited)
Interest income
   Loans                                               $  3,928          $ 2,511         $ 7,256         $  4,666
   Investment securities                                    751              445           1,329              798
                                                   -------------    -------------   -------------    -------------
Total interest income                                     4,679            2,956           8,585            5,464
                                                   -------------    -------------   -------------    -------------

Interest expense
   Deposits                                               2,064            1,466           4,079            2,896
   Borrowings                                               585              287           1,096              361
                                                   -------------    -------------   -------------    -------------
Total interest expense                                    2,649            1,753           5,175            3,257
                                                   -------------    -------------   -------------    -------------

Net interest income                                       2,030            1,203           3,410            2,207

Provision for loan losses                                   105               44             165               87
                                                   -------------    -------------   -------------    -------------

Net interest income after provision
   for loan losses                                        1,925            1,159           3,245            2,120

Other income
   Loan fees and servicing income                           199               97             287              194
   Gain (loss) on sale of loans and securities             (263)             129             231              524
   Service fees on checking                                 127               98             252              163
   Other                                                     95               51             182               99
                                                   -------------    -------------   -------------    -------------
Total other income                                          158              375             952              980
                                                   -------------    -------------   -------------    -------------

Other expenses
   Personnel                                                895              591           1,831            1,071
   Occupancy                                                234              236             449              485
   Data processing                                          143              114             308              227
   Deposit insurance premiums                                 6               11               9               11
   Other                                                    423              293             805              616
                                                   -------------    -------------   -------------    -------------
Total other expenses                                      1,701            1,245           3,402            2,410
                                                   -------------    -------------   -------------    -------------

Income before income taxes                                  382              289             795              690
                                                   -------------    -------------   -------------    -------------

Provision for income taxes                                  130              105             270              261
                                                   -------------    -------------   -------------    -------------

Net income                                              $   252           $  184          $  525           $  429
                                                   =============    =============   =============    =============

Basic and diluted earnings per
   common share                                         $  0.17          $  0.12         $  0.35          $  0.30
                                                   =============    =============   =============    =============

                         GUARANTY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)


                                                                     Three Months Ended           Six Months Ended
                                                                          June 30,                    June 30,
                                                                  --------------------------  -------------------------
                                                                     1999          1998          1999          1998
                                                                  ------------  ------------  ------------  -----------
                                                                          (unaudited)                 (unaudited)
Net Income                                                        $       252   $       184   $       525   $      429
                                                                  ------------  ------------  ------------  -----------

Other comprehensive income, net of tax effect:
   Unrealized gains (loss) on securities available for sale       $    (1,420)  $       133   $    (2,473)  $      (67)
   Less: reclassification adjustment for gains included
       in net income                                                        -             -           113           62
                                                                  ------------  ------------  ------------  -----------

Other comprehensive income (loss), before tax                          (1,420)          133        (2,586)        (129)

Income tax (expense) benefit related to items of other
   comprehensive income                                                   482            45           880           49
                                                                  ------------  ------------  ------------  -----------

Other comprehensive income net of tax                                    (938)           88        (1,706)         (80)
                                                                  ------------  ------------  ------------  -----------

Comprehensive Income (loss)                                         $    (686)  $       272     $  (1,181)  $      349
                                                                  ============  ============  ============  ===========

                         GUARANTY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1999 and 1998
                                 (In Thousands)

                                                                                   1999         1998
                                                                               -------------------------
                                                                                     (unaudited)
Operating Activities
      Net Income                                                               $      525    $      429
      Adjustments to reconcile net income to net cash provided
          (absorbed) by operating activities:
          Provision for loan losses                                                   165            87
          Depreciation and amortization                                               328           223
          Amortization of deferred loan fees                                          134            88
          Net amortization of premiums and accretion of discounts                     165            35
          Loss (gain) on sale of loans                                               (350)         (514)
          Originations of loans held for sale                                     (25,687)      (25,986)
          Proceeds from sale of loans                                              26,038        26,662
          Loss (gain) on sale of securities available for sale                       (152)         (113)
          (Gain) loss on trading securities                                           273           126
          Purchase of trading securities                                          (58,471)      (42,381)
          Sales of trading securities                                              56,312        41,296
          Other, net                                                                    -          (226)
          Changes in:
              Accrued interest receivable                                             (82)         (550)
              Other assets                                                           (847)         (505)
              Accrued interest payable                                                  1            75
              Prepayments by borrowers for taxes and insurance                        510           (26)
              Other liabilities                                                        32           815
                                                                               -----------   -----------

Net cash provided (absorbed) by operating activities                               (1,106)         (465)
                                                                               -----------   -----------

Investing activities
      Net (increase) decrease in loans                                            (24,297)      (22,637)
      Mortgage-backed securities principal repayments                                 672           500
      Proceeds from sale of securities available for sale                           4,289        25,552
      Purchase of securities available for sale                                    (9,236)      (30,364)
      Redemption (purchase) of FHLB stock                                            (200)            -
      Purchase of servicing rights                                                   (515)            -
      Purchases of office properties and equipment                                 (1,623)         (661)
                                                                               -----------   -----------

Net cash provided (absorbed) by investing activities                              (30,910)      (27,610)
                                                                               -----------   -----------





                         GUARANTY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

Financing activities
      Net increase (decrease) in deposits                                          21,177        15,121
      Proceeds from FHLB advances                                                   9,000        10,000
      Repayment of FHLB advances                                                        -             -
      Increase (decrease) in securities sold under agreement to repurchase          1,928          (999)
      Proceeds from other borrowings                                                4,188             -
      Proceeds from the issuance of common stock, net                                   -             -
      Proceeds from the issuance convertible preferred securities, net                  -         6,400
      Dividends paid on common stock                                                 (180)          (45)
      Principal payments on bonds payable, including unapplied payments              (681)         (134)
                                                                               -----------   -----------

Net cash provided (absorbed) by financing activities                               35,432        30,343
                                                                               -----------   -----------

Increase (decrease) in cash and cash equivalents                                    3,416         2,268

Cash and cash equivalents, beginning of period                                     10,527         5,917
                                                                               -----------   -----------

Cash and cash equivalents, end of period                                         $  3,943     $   8,185
                                                                               ===========   ===========

                         GUARANTY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Six Months ended June 30, 1999 and 1998



Note 1        Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Guaranty Financial Corporation (the "Corporation") and its wholly-owned subsidiaries, Guaranty Capital Trust I and Guaranty Bank (the "Bank"), and the Bank's wholly-owned subsidiaries, GMSC, Inc., which was organized as a financing subsidiary, and Guaranty Investments Corp., which was organized to sell insurance annuities and other non-deposit investment products. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 2        Basis of Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and the results of operations and cash flows for the interim periods ending June 30, 1999 and 1998. All 1999 interim amounts are subject to year-end audit, and the results of operations for the interim periods is not necessarily indicative of the results of operations to be expected for the year.

ITEM 2               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Expansion of Existing Branch Network

The opening of a full service branch in Henrico County, Virginia in the Wellesley development is expected to occur by mid September 1999. This office is our first entry into the west Richmond market and will be large enough to accommodate a regional loan group along with the retail operation.

A site has been obtained in the Forest Lakes development in northern Albemarle County for a full service branch office. Regulatory approval has been granted, and an early 2000 opening is anticipated.


Changes in Financial Condition

Deposit growth, and proceeds from Federal Home Loan Bank (the "FHLB") advances and other borrowings enabled Guaranty to increase assets. Total assets increased by $34.9 million, or 16.1%, from $217.0 million at December 31, 1998 to $251.9 million at June 30, 1999. These proceeds were primarily invested in loans, investment-grade corporate bonds and short-term interest earning deposit accounts.

Cash and cash equivalents increased $3.4 million, or 32.4%, to $13.9 million at June 30, 1999 from $10.5 million at December 31, 1998. This increase in cash was primarily due to the combination of increased deposits, proceeds from FHLB advances and other borrowings, and proceeds from loan sales

Investment securities at June 30, 1999 increased $4.5 million, or 15.0%, to $34.5 million from $30.0 million at December 31, 1998. This increase was primarily a result of the purchase of $3.3 million in investment-grade corporate bonds and increase of $1.9 million in treasury notes classified as trading securities which were offset by principal payments received on mortgage-backed securities of approximately $700 thousand. At the dates indicated, the investment portfolio was comprised of the following:

                                                               June 30,               December 31,
                                                                 1999                     1998
                                                        -----------------------   ----------------------
         Mortgage-backed securities
            classified as held-to-maturity                          $    1,669              $     2,344
         Corporate bonds classified
            as available-for-sale                                       30,181                   26,909
         US Treasury Notes classified
            as trading                                                   2,949                    1,000
                                                        -----------------------   ----------------------
                                                                    $   34,799              $    30,253
                                                        =======================   ======================

Net loans were $185.8 million at June 30, 1999, an increase of $23.5 million, or 14.5%, from net loans of $162.4 million at December 31, 1998. During the second quarter of 1999, the bank continued to underwrite substantially all fixed rate residential mortgage loans for immediate sale in the secondary market. The primary focus of portfolio lending continues to be prime-based construction loans (including builder lines of credit), commercial real estate and business loans and consumer loans which are typically priced 175 to 250 basis points above fixed-rate residential loans. The increase in the loan portfolio was primarily related to new commercial and consumer loan business and a slight increase in residential mortgage loans.

Real estate owned of $488 thousand at December 31, 1998 was sold during the second quarter of 1999. No unreserved losses were recognized on this sale. At June 30, 1999, real estate owned was comprised of three secured lines of credit to one individual who has filed for bankruptcy. No material losses are anticipated on the ultimate sale of the properties.

Deposits were $194.0 million at June 30, 1999, an increase of $21.2 million, or 10.9%, from total deposits of $172.8 million at December 31, 1998. The majority of this growth was due to an increase in certificates of deposit of $7.8 million or 6.7%, an increase in money market accounts of $7.2 million or 32.1% and an increase in NOW accounts of $5.1 million or 21.7%. Management plans to continue its marketing efforts aimed at corporate customers as well as individual checking, savings and money market accounts to attract lower cost funds and reduce reliance on certificates of deposit as a primary funding source. However, no assurances can be given that these strategies will be successful or, if successful, will reduce the bank's reliance on certificates of deposit as a primary funding source.

Office properties and equipment increased $326 thousand since December 31, 1998. This increase was primarily due to capital expenditures relating to upgrades in computer technology to achieve Y2K compliance, establish a wide area network to connect all branches and hardware related to new products and services being offered. There were also expenditures relating to the purchase and improvements of the branch sites at Wellesley in Henrico County, Virginia and Forest Lakes in Albemarle County, Virginia.

At June 30, 1999, $30.0 million in advances were borrowed from the FHLB short-term basis and $4.2 million in federal funds purchased. These advances are comprised entirely of daily rate credits which reprice based on the previous days Federal Funds rate.


Results of Operations

Net Income

Guaranty reported net income of $525 thousand and $429 thousand for the six months ended June 30, 1999 and 1998, respectively and $252 thousand and $184 thousand for the three months ended June 30, 1999 and 1998, respectively. The increase in both periods is due primarily to increased net interest income coupled with increased loan fees and servicing income which were partially offset by additional costs relating to the overall growth of Guaranty.


Net Interest Income

Net interest income was $2.0 million for the quarter ended June 30, 1999, up 68.7% from the $1.2 million earned during the same period in 1998. For the first six months of 1999, net interest income was $3.2 million, a 53.1% increase over the first six months of 1998. For the six months ended June 30, 1999, the average balance and average yield on loans was $175.0 million and 8.29%, respectively, compared to $106.8 million and 8.56% for the same period in 1998. Loan growth is primarily related to prime based residential construction loans, including builder lines of credit, and commercial loans located in the bank's primary market of central Virginia.

The average balance of interest bearing deposits increased to $211.1 million for the first six months of 1999 from $123.1 million for the same period in 1998. However, the corresponding average rate paid on these deposits decreased 24 basis points to 4.90% from 5.14% during the same periods.


Provision for Loan Losses

Management analyzes the potential risk of loss on Guaranty's loan portfolio, given the loan balances and the value of the underlying collateral. The allowance for loan losses is reviewed monthly and is based on the loan classification system, which classifies problem loans as substandard, doubtful, or loss. Additional provisions are added when deemed necessary by management. Based on this evaluation, Guaranty recorded a provision of $105 thousand for the three months ended June 30, 1999, and a provision of $44 thousand for the same period in 1998. For the six-month periods ended June 30, 1999 and 1998, Guaranty recorded a provision of $165 thousand and $87 thousand, respectively. As of June 30, 1999 the total allowance for loan losses was $1.1 million.


Non-Interest Income

Non-interest income was $158 thousand for the second quarter 1999 compared to $375 thousand for the same period in 1998. For the six months ending June 30, 1999, non-interest income was $952 thousand, down $28 thousand from the $1.0 million reported during the same period in 1998. This decrease was primarily a result of a $293 thousand decrease in gains on the sale of loans and securities. In addition, 1999 amounts were positively impacted by increased late charge fees and application fees.


Non-Interest Expense

Operating expenses during the second quarter of 1999 were $1.7 million, a $456 thousand increase over those incurred during the same quarter of 1998. For the six months ending June 30, 1999, operating expenses were $3.4 million compared to $2.4 million during the same period in 1998. These increases are primarily attributable to the increased size of the bank and expansion of the residential and commercial lending divisions.


Income Tax Expense

Guaranty recognized income tax expense of $130 thousand for the three months ended June 30, 1999, compared to $105 thousand for the same period in 1998. Guaranty recognized income tax expense of $270 thousand for the six months ended June 30, 1999, compared to $261 thousand for the same period in 1998. Changes in tax expense between periods are primarily a result of changes in the level of taxable income.


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

Guaranty uses its sources of funds primarily to meet its on-going operating expenses, to pay deposit withdrawals and to fund loan commitments. At June 30, 1999, total approved loan commitments outstanding were approximately $2.1 million. At the same date, commitments under unused lines of credit were approximately $38.5 million. Certificates of deposit scheduled to mature in one year or less at June 30, 1999 were $104.1 million. Management believes that a significant portion of maturing deposits will remain with Guaranty.

At June 30, 1999, regulatory capital was in excess of amounts required by Federal Reserve Regulations to be considered well capitalized as shown in the following table:

          Tier 1 risk based                                     8.06%
          Total risk based                                      9.83%
          Tier 1 to average adjusted total assets               6.91%

Year 2000 Project

The Year 2000 ("Y2K") issue relates to whether computer systems will properly recognize and process date sensitive information on and after January 1, 2000. Systems that do not properly recognize such information could generate erroneous data or fail. Guaranty is heavily dependent on computer systems in the conduct of substantially all of its business activities.

Guaranty has a Y2K Committee, a Y2K Implementation Plan and a Y2K Contingency Plan. The Y2K Plans, as recommended by the Federal Financial Institutions Examination Council ("FFIEC"), are based on five phases: Awareness, Assessment, Renovation, Validation and Implementation.

In accordance with current FFIEC regulations, Guaranty successfully completed testing of all software and hardware used in the course of its business. The tests were completed before the FFIEC's June 30, 1999 deadline, and the test results were reported to Guaranty's Board of Directors on July 20, 1999. Guaranty has also completed a comprehensive contingency plan, and this plan and all test results were reviewed by the Virginia State Corporation Commission's Y2K examiner. The review yielded the highest rating for Y2K readiness (satisfactory).

Additionally, notifications of the test results were sent out to customers in June 1999, and Guaranty has trained all customer contact employees on responding to customer concerns over Y2K issues. Guaranty and the Y2K Committee remain committed to the continued research and review of any potential problems that may arise between now and the year 2000.

Successful and timely completion of the Y2K project is based on management's best estimates derived from various assumptions of future events, which are inherently uncertain, including the testing of results of the core processing system maintained by a third party service bureau, and readiness of all vendors, suppliers and customers. No assurance can be given that the transition to the year 2000 can be completed successfully, in which case Guaranty could incur data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on Guaranty's financial statements.

Part II.  Other Information


Item 1        Legal Proceedings
                      Not Applicable

Item 2        Changes in Securities
                      Not Applicable

Item 3        Defaults Upon Senior Securities
                      Not Applicable

Item 4        Submission of Matters to a Vote of Security Holders

         On May 12, 1999, Guaranty's Annual Meeting of Shareholders was held to elect four directors to serve on its Board of Directors for terms of three years each. The results of the votes are as follows:

                                                        For           Withheld
              For Term Expiring in 2002                 ---           --------
              -------------------------
                Thomas P. Baker                      1,263,190         27,964
                Jason I. Eckford, Jr.                1,280,754         10,400
                Harry N. Lewis                       1,280,754         10,400
                John B. Syer                         1,280,754         10,400


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



                                          GUARANTY FINANCIAL CORPORATION







Date: August 13, 1999                     By: /s/ Thomas P. Baker
                                             -----------------------------------
                                              Thomas P. Baker
                                              President, CEO and Director


                                          By: /s/ L. Ben Johnson
                                             -----------------------------------
                                              L. Ben Johnson
                                              Vice President & Controller