Form 10QSB
period 1999-09-30
GUARANTY FINANCIAL CORP /VA/
filed 1999-11-15
CIK 919967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended                                   Commission File No. 33-76064
September 30, 1999




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

         As of November 3, 1999, 1,501,727 shares of the Registrant's Common Stock, par value $1.25 per share, were outstanding.

                         GUARANTY FINANCIAL CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX

Part I.  Financial Information                                          Page No.
                                                                        --------

Item 1   Financial Statements

         Consolidated Balance Sheets
         as of September 30, 1999 (unaudited) and December 31, 1998            3

         Consolidated Statements of Operations for the
         Three and Nine months Ended September 30, 1999 and 1998 (unaudited)   4

         Consolidated Statements of Comprehensive Income
         For the Nine Months Ended September 30, 1999 and 1998 (unaudited)     5

         Consolidated Statements of Cash Flows for the
         Nine months Ended September 30, 1999 and 1998 (unaudited)             6

         Notes to Consolidated Financial Statements                            8

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   9

Part II.  Other Information

Item 1   Legal Proceedings                                                    15

Item 2   Changes in Securities                                                15

Item 3   Defaults upon Senior Securities                                      15

Item 4   Submission of Matters to a Vote of Security Holders                  15

Item 5   Other Information                                                    15

Item 6   Exhibits and Reports on Form 8-K                                     15

         Signatures                                                           16

                         PART I. FINANCIAL INFORMATION


Item 1   Financial Statements


                         GUARANTY FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                    1999             1998
                                                                 -------------   ------------
ASSETS                                                           (Unaudited)
Cash and cash equivalents                                          $13,949          $10,527
Investment securities
   Held-to-maturity                                                  1,411            2,344
   Available for sale                                               23,506           26,638
   Trading                                                               0            1,000
Investment in FHLB stock, at cost                                    1,150            1,300
Investment in FRB stock, at cost                                       271              271
Loans receivable, net                                              189,293          162,369
Accrued interest receivable                                          1,706            1,651
Real estate owned                                                    1,159              488
Office properties and equipment, net                                 8,773            7,050
Mortgage servicing rights                                              419            1,978
Other assets                                                         4,191            1,404
                                                                 ----------       ----------
          Total assets                                            $245,828         $217,020
                                                                 ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   NOW/MMDA accounts                                               $57,262          $45,752
   Savings accounts                                                 11,106            9,863
   Certificates of deposit                                         128,451          117,190
                                                                 ----------       ----------
                                                                   196,819          172,805
Bonds payable                                                        1,233            1,786
Advances from Federal Home Loan Bank                                23,000           21,000
Securities sold under agreement to repurchase                        4,800            1,009
Other borrowings                                                         -                -
Accrued interest payable                                               285              125
Income taxes payable                                                     -              243
Payments by borrowers for taxes and insurance                        1,309              128
Other liabilities                                                      899              470
                                                                 ----------       ----------
          Total liabilities                                        228,345          197,566
                                                                 ----------       ----------

COMMITMENTS & CONTINGENCIES

Convertible preferred securities                                     6,900            6,900

STOCKHOLDERS' EQUITY
Preferred stock, par value $1 per share, 500,000
   shares authorized, none issued                                        -                -
Common stock, par value $1.25 per share,
   4,000,000 shares authorized, 1,501,383
   issued and outstanding                                            1,877            1,877
Additional paid-in capital                                           5,725            5,725
Accumulated comprehensive income (loss), net                        (1,251)              89
Retained earnings                                                    4,232            4,863
                                                                 ----------       ----------
          Total stockholders' equity                                10,583           12,554
                                                                 ----------       ----------
Total liabilities and stockholders' equity                         245,828          217,020
                                                                 ==========       ==========


                         GUARANTY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)

                                               Three Months Ended    Nine Months Ended
                                                September 30,           September 30,
                                            ----------------------  ----------------------
                                              1999        1998        1999        1998
                                            ----------  ----------  ----------  ----------
                                                      (unaudited)             (unaudited)
Interest income
   Loans                                      $ 3,988     $ 2,927    $ 10,858     $ 7,497
   Mortgage-backed securities                      27          49         101         160
   Investment securities                          637         429       1,892       1,116
                                            ----------  ----------  ----------  ----------
Total interest income                           4,652       3,405      12,851       8,773
                                            ----------  ----------  ----------  ----------

Interest expense
   Deposits                                     2,101       1,569       6,180       4,465
   Borrowings                                     620         496       1,716         857
                                            ----------  ----------  ----------  ----------
Total interest expense                          2,721       2,065       7,896       5,322
                                            ----------  ----------  ----------  ----------

Net interest income                             1,931       1,340       4,955       3,451

Provision for loan losses                         216          49         381         136
                                            ----------  ----------  ----------  ----------

Net interest income after provision
      for loan losses                           1,715       1,291       4,574       3,315

Other income (expense)
   Loan fees and servicing income                 156         187         513         499
   Service fees on checking                       134         102         386         265
   Loss (gain) on sale of loans and securities (1,426)        483        (880)        984
   Loss on sale of originated servicing          (146)          -        (146)          -
   Other                                          143          59         326         158
                                            ----------  ----------  ----------  ----------
Total other income (expense)                   (1,139)        831         199       1,906
                                            ----------  ----------  ----------  ----------

Other expenses
   Personnel                                      971         883       2,877       1,954
   Occupancy                                      277         279         794         765
   Deposit insurance premiums                       5           -          15          11
   Data processing                                196         153         503         379
   Other                                          468         292       1,130         905
                                            ----------  ----------  ----------  ----------
Total other expenses                            1,917       1,607       5,319       4,014
                                            ----------  ----------  ----------  ----------

Income (loss) before income taxes              (1,341)        515        (546)      1,207
                                            ----------  ----------  ----------  ----------

Income tax expense (benefit)                     (456)        201        (186)        462
                                            ----------  ----------  ----------  ----------

Net income (loss)                              $ (885)      $ 314      $ (360)      $ 745
                                            ==========  ==========  ==========  ==========

Basic and diluted earnings (loss)
  per common share                            $ (0.59)     $ 0.21     $ (0.24)     $ 0.50
                                            ==========  ==========  ==========  ==========



                         GUARANTY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)

                                                                     Three Months Ended             Nine Months Ended
                                                                        September 30,                 September 30,
                                                                 ----------------------------   ---------------------------
                                                                    1999            1998           1999           1998
                                                                 ------------   -------------   ------------   ------------
                                                                               (unaudited)                   (unaudited)

Net Income                                                          $   (885)        $   314       $   (360)       $   745
                                                                 ------------   -------------   ------------   ------------

Other comprehensive income:
   Unrealized gains (loss) on securities available for sale         $   (538)        $     3       $ (1,956)       $   (56)
   Less: reclassification adjustment for gains (losses)
          included in net income                                      (1,093)              -             75             62
                                                                 ------------   -------------   ------------   ------------

Other comprehensive income (loss), before tax                            555               3         (2,031)          (118)

Income tax (expense) benefit related to items of other
    comprehensive income                                                (189)             (1)           691             40
                                                                 ------------   -------------   ------------   ------------

Other comprehensive income (loss), net of tax                            366               2         (1,340)           (78)
                                                                 ------------   -------------   ------------   ------------

Comprehensive Income (loss)                                         $   (519)        $   316       $ (1,700)       $   667
                                                                 ------------   -------------   ------------   ------------

                         GUARANTY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1999 and 1998
                                 (In Thousands)

                                                                                 1999          1998
                                                                               ----------    ----------
                                                                                     (unaudited)
 Operating Activities
      Net Income                                                                  $ (360)        $ 745
      Adjustments to reconcile net income to net cash provided
          (absorbed) by operating activities:
          Provision for loan losses                                                  381           136
          Depreciation and amortization                                              478           371
          Loss on sale of purchased servicing                                        146             -
          Deferred loan fees                                                         148           139
          Net amortization of premiums and accretion of discounts                    223           (45)
          Loss (gain) on sale of loans                                              (304)       (1,002)
          Originations of loans held for sale                                    (40,040)      (49,952)
          Proceeds from sale of loans                                             40,344        50,037
          Loss (gain) on sale of securities available for sale                     1,298          (313)
          (Gain) loss on trading securities                                          222           323
          Purchase of trading securities                                         (63,397)      (77,440)
          Sales of trading securities                                             64,175        78,149
          (Gain) loss on sale of real estate owned                                     -             -
          Other, net                                                                   -           580
          Changes in:
              Accrued interest receivable                                            (55)         (387)
              Other assets                                                        (3,481)       (1,925)
              Accrued interest payable                                               160            22
              Prepayments by borrowers for taxes and insurance                        95           125
              Other liabilities                                                    1,272           784
                                                                               ----------    ----------

 Net cash provided (absorbed) by operating activities                              1,305           347
                                                                               ----------    ----------

 Investing activities
      Net (increase) decrease in loans                                           (28,124)      (32,599)
      Mortgage-backed securities principal repayments                                929           743
      Proceeds from sale of securities available for sale                         17,562        47,421
      Purchase of securities available for sale                                  (17,145)      (45,284)
      Purchase of servicing rights                                                  (666)            -
      Sale of servicing rights                                                     2,696             -
      Redemption (purchase) of FHLB stock                                            150          (180)
      Purchases of office properties and equipment                                (2,124)       (1,050)
                                                                               ----------    ----------

 Net cash provided (absorbed) by investing activities                            (26,722)      (30,949)
                                                                               ----------    ----------


                         GUARANTY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                 1999          1998
                                                                               ----------    ----------
                                                                                     (unaudited)
 Financing activities
      Net increase in deposits                                                    24,014        29,288
      Proceeds from FHLB advances                                                 14,000        39,000
      Repayment of FHLB advances                                                 (12,000)      (30,000)
      Increase (decrease) in securities sold under agreement to repurchase         3,791        (2,989)
      Proceeds from the issuance of covertible preferred securities, net               -         6,400
      Dividends paid on common stock                                                (271)          (90)
      Principal payments on bonds payable, including unapplied payments             (695)         (460)
                                                                               ----------    ----------

 Net cash provided by financing activities                                        28,839        41,149
                                                                               ----------    ----------

 Increase in cash and cash equivalents                                             3,422        10,547

 Cash and cash equivalents, beginning of period                                   10,527         5,917
                                                                               ----------    ----------

 Cash and cash equivalents, end of period                                       $ 13,949      $ 16,464
                                                                               ==========    ==========

                         GUARANTY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Nine months ended September 30, 1999 and 1998



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

Note 2  Basis of Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and the results of operations and cash flows for the interim periods ending September 30, 1999 and 1998. All 1999 interim amounts are subject to year-end audit, and the results of operations for the interim periods is not necessarily indicative of the results of operations to be expected for the year.

ITEM 2              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Expansion of Existing Branch Network

A full service branch was opened in Henrico County in the Wellesley development in mid-September 1999. This office is our first entry into the west Richmond market and is large enough to accommodate a regional loan group along with the retail operation.

A site has been obtained in the Forest Lakes development in northern Albemarle County for a full service branch office. Regulatory approval has been granted, and a spring 2000 opening is anticipated.


Changes in Financial Condition

Total assets increased by $28.8 million, or 13.3%, from $217.0 million at December 31, 1998 to $245.8 million at September 30, 1999. Deposit growth and proceeds from Federal Home Loan Bank ("FHLB") advances and other borrowings funded this growth. These proceeds were primarily invested in loans, investment-grade corporate bonds and short-term interest earning deposit accounts.

Cash and cash equivalents increased $3.4 million, or 32.5%, to $13.9 million at September 30, 1999 from $10.5 million at December 31, 1998. This increase in cash was primarily due to the combination of increased deposits, proceeds from FHLB advances and other borrowings, and proceeds from loan sales.

Investment securities, at September 30, 1999, decreased $5.1 million, or 16.9%, to $24.9 million from $30.0 million at December 31, 1998. This change was primarily a result of a $3.1 million net decrease in holdings of investment-grade corporate bonds and a decrease of $1.0 million in treasury notes classified as trading securities. Principal payments were received on mortgage-backed securities of approximately $933 thousand. At the dates indicated, the investment portfolio is comprised of the following:


                                           September 30,    December 31,
                                              1999              1998
                                         ----------------  ----------------
                                                   (in thousands)
       Mortgage-backed securities
         classified as held-to-maturity          $ 1,411           $ 2,344
       Corporate bonds classified
         as available-for-sale                    23,506            26,638
       US Treasury Notes classified
         as trading                                    -             1,000
                                         ----------------  ----------------
                                                $ 24,917          $ 29,982
                                         ================  ================



Net loans were $189.3 million at September 30, 1999, an increase of $26.9 million, or 16.6%, from net loans of $162.4 million at December 31, 1998. The primary focus of portfolio lending continues to be prime-based construction loans (including builder lines of credit), commercial real estate and business loans and consumer loans which are typically priced 175 to 250 basis points above fixed-rate residential loans. The increase in the loan portfolio was primarily related to new commercial and consumer loan business and a slight increase in residential mortgage loans. During the third quarter of 1999, the bank continued to underwrite substantially all fixed rate residential mortgage loans for immediate sale in the secondary market.

Real estate owned of $488 thousand at December 31, 1998 was sold during the second quarter of 1999. No unreserved losses were recognized on this sale. At September 30, 1999, real estate owned was comprised of one residential property at approximately $133 thousand and three secured lines of credit to one individual who has filed for bankruptcy. No material losses are anticipated on the ultimate sale of these properties.

Deposits were $196.8 million at September 30, 1999, an increase of $24.0 million, or 13.9%, from total deposits of $172.8 million at December 31, 1998. The majority of this growth was due to an increase in certificates of deposit of $11.3 million or 9.6%, an increase in money market accounts of $6.1 million or 26.8% and an increase in NOW accounts of $5.4 million or 23.5%. Management plans to continue its marketing efforts aimed at corporate customers as well as individual checking, savings and money market accounts to attract lower cost funds and reduce reliance on certificates of deposit as a primary funding source. However, no assurances can be given that these strategies will be successful, or if successful, will reduce the bank's reliance on certificates of deposit as a primary funding source.

Office properties and equipment increased $1.7 million since December 31, 1998. This increase was primarily due to capital expenditures relating to the purchase and improvements of the branch sites at Wellesley in Henrico County, Virginia and Forest Lakes in Albemarle County, Virginia.

At September 30, 1999, $23.0 million in advances was borrowed from the FHLB on a short-term basis, an increase of $2.0 million from December 31, 1998. These advances are comprised entirely of daily rate credits which reprice based on the previous day's Federal Funds rate.

Results of Operations

Net Income

Guaranty reported a net loss of $360 thousand and a net income of $745 thousand for the nine months ended September 30, 1999 and 1998, respectively, and a loss of $885 thousand compared to net income of $314 thousand for the three months ended September 30, 1999 and 1998, respectively. The losses in 1999 resulted primarily from the sale of approximately $13 million in long term corporate bonds and the sale of Guaranty's mortgage loan servicing rights, resulting in net after tax losses of $857 thousand and $97 thousand, respectively. These actions were taken to significantly reduce market rate risk in Guaranty's balance sheet and improve net interest margin going forward.

Net Interest Income

Net interest income was $1.9 million for the quarter ended September 30, 1999, up 45.5% from the $1.3 million earned during the same period in 1998. For the first nine months of 1999, net interest income was $5.1 million, a 51.8% increase over the first nine months of 1998. For the nine months ended September 30, 1999, the average balance and average yield on loans was $180.1 million and 8.52%, respectively, compared to $115.5 million and 8.72% for the same period in 1998. Loan growth is primarily related to prime based residential construction loans, including builder lines of credit, and commercial loans located in the Bank's primary market of Central Virginia.

The average balance of interest bearing deposits was $179.4 million for the first nine months of 1999 compared to $122.1 million for the same period in 1998. The corresponding average rate paid on these deposits decreased 28 basis points to 4.61% from 4.89% during the same periods.


Provision for Loan Losses

Guaranty provides valuation allowances for anticipated losses on loans and real estate when its management determines that a significant decline in the value of the collateral has occurred and if the value of the collateral is less than the amount of the unpaid principal of the related loan, plus estimated costs of acquisition and sale. In addition, Guaranty also provides reserves based on the dollar amount and type of collateral securing its loans, in order to protect against unanticipated losses. A loss experience percentage is established for each loan type and is reviewed annually. Each quarter, the loss percentage is applied to the portfolio, by product type, to determine the minimum amount of reserves required. Guaranty recorded a provision of $216 thousand for the three months ended September 30, 1999, and a provision of $49 thousand for the same period in 1998. For the nine-month periods ended September 30, 1999 and 1998, Guaranty recorded a provision of $381 thousand and $136 thousand, respectively. As of September 30, 1999 the total allowance for loan losses was $1.3 million. Although management believes that it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected if circumstances differ substantially from assumptions used in making the initial determinations.

Non-Interest Income

Non-interest income was $(1.1) million for the third quarter 1999 compared to $831 thousand for the same period in 1998. For the nine months ending September 30, 1999, non-interest income was $199 thousand, down $1.7 million from the $1.9 million reported during the same period in 1998. This decrease was primarily a result of losses from the sale of securities and mortgage serving rights.

Non-Interest Expense

Operating expenses during the third quarter of 1999 were $1.9 million, a $310 thousand increase over those incurred during the same quarter of 1998. For the nine months ending September 30, 1999, operating expenses were $5.3 million compared to $4.0 million during the same period in 1998. These increases are primarily attributable to the increased size of the bank and expansion of the residential and commercial lending divisions.

Income Tax Expense


As a result of third quarter losses, Guaranty recognized an income tax benefit of $456 thousand for the quarter ending September 30, 1999 and $186 thousand for the nine months ending September 30, 1999. This is compared to tax expense of $201 thousand and $462 thousand for the three and nine month periods ending September 30, 1998, respectively. Changes in tax expense between periods are primarily a result of changes in the level of taxable income.



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


Guaranty uses its sources of funds primarily to meet its on-going operating expenses, to pay deposit withdrawals and to fund loan commitments. At September 30, 1999 total approved loan commitments outstanding were approximately $10.5 million. At the same date, commitments under unused lines of credit were approximately $52.4 million. Certificates of deposit scheduled to mature in one year or less at September 30, 1999 were $113.9 million. Management believes that a significant portion of maturing deposits will remain with Guaranty.


At September 30, 1999, regulatory capital was in excess of amounts required by Federal Reserve Regulations to be considered well capitalized as shown in the following table:


         Tier 1 risk based                                    7.46%
         Total risk based                                     9.46%
         Tier 1 to average adjusted total assets              6.30%



Year 2000 Project

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the change in the century. If not corrected, many date-sensitive applications could fail or create erroneous results by or in the Year 2000. Guaranty understands the importance of having systems and equipment operational through the Year 2000 and beyond and is committed to addressing these challenges while continuing to fulfill its obligations to its customers.

Year 2000 readiness is a major undertaking involving the review and modification of multiple, interacting information technology systems, including Guaranty's systems, equipment, facilities, services and products as well as those of third parties, including vendors, service contractors, creditors, borrowers and other financial service organizations. Certain equipment and facilities, such as telephones, voicemail and elevators, may contain embedded chips or microcontrollers that will need to be replaced.

Guaranty began its formal Year 2000 compliance program in 1998 to analyze the possible application to Guaranty of the Year 2000 issue and the development of a plan to prevent the problem from adversely affecting its operations. Guaranty currently has a Year 2000 committee, a Year 2000 Implementation Plan and a Year 2000 Contingency Plan. Guaranty's Year 2000 plans are subject to guidelines and recommendations promulgated by the Federal Financial Institutions Examination Council ("FFIEC"). The Federal Reserve Bank of Richmond periodically reviews the status of Guaranty's plans and progress with site visits and teleconferences.

In accordance with current FFIEC regulations, the Year 2000 plans, as adopted and refined by Guaranty to handle Year 2000 issues, can be divided into two principal areas:

1. Resolution of the internal aspects of the Year 2000 issue. The focus of this area includes the effects of the Year 2000 issue on Guaranty's technology, including computer hardware and software systems. Guaranty's internal technology plan includes (a) locating, listing and prioritizing the specific technology that is potentially subject to the Year 2000 issue (referred to as the "awareness" phase), (b) assessing the actual exposure of such technology to the Year 2000 issue by inquiry, research, testing and other means (the "assessment" phase),
         (c) selecting the method necessary to resolve the Year 2000 issues that were identified, including replacement, upgrade, repair or abandonment and implementing the selected resolution method (the "renovation" phase), and (d) testing the remediated or converted technology to determine the efficacy of the resolutions (the "validation" phase).

2. Determination and control of the external aspects of the Year 2000 issue. The focus of this area includes (a) assessing the potential for credit and liquidity risks within Guaranty as a result of the investments in, loans to and deposits from our significant customers as well as the risk of possible business interruption by relying on vendors of goods and services whose technology or business is affected by the Year 2000 issue, and (b) developing contingency plans to address failures by external parties to remediate fully any Year 2000 issues that are material to Guaranty. Assessment of external parties is accomplished by written and verbal inquiry, and by research to the extent that reliable information is available.

The Year 2000 committee has spent considerable time testing both the internal and external applications deemed as "mission critical" to daily business operations. These applications affect Guaranty's customer information files. The testing was completed before FFIEC's June 30, 1999 deadline to confirm compliance with Year 2000 data processing standards deadline.

Guaranty's Year 2000 Contingency Plan, in accordance with FFIEC regulations, sets forth in detail the procedures that Guaranty and its employees will follow in order to handle the most reasonably likely worst case Year 2000 scenario. These procedures cover, among other concerns, how Guaranty will continue to maintain customer records and accept banking transactions in the event of a systems or other power or communications failure and how it will likewise continue its daily banking operations. The contingency plan and all test results on Guaranty's internal and external applications were reviewed by the Virginia State Corporation Commission's Year 2000 examiner. The review yielded the highest rating for Year 2000 readiness (satisfactory).

As part of the 1998 strategic plan, and in conjunction with the Year 2000 readiness plan, Guaranty upgraded its entire computer system, including hardware and software. The changes not only make the institution better prepared for any potential Year 2000 problems, but have also allowed Guaranty to offer more sophisticated products, lower potential down time and increase customer service. Total costs are approximately $325,000, with the majority of the expenses being incurred in late 1998 and the first quarter of 1999. Included in non-interest expense for the first six months of 1999 is $200,000 associated with the Year 2000 issue. All of the system changes are currently fully operational and Guaranty continually assesses the systems for full functionality.

Additionally, Guaranty monitors the readiness of its vendors and larger customers to insure that the risk to Guaranty is minimized. Currently, Guaranty requires all credit customers with total exposure of over $1 million to fill out a Year 2000 readiness assessment form. The progress reflected in the answers is reported to the Year 2000 committee on a regular basis.

Guaranty and its Year 2000 committee feel strongly that customer education and awareness are crucial to the success of the year 2000 plans. Notifications of the test results were sent out to customers in June 1999. In addition, Guaranty has trained all customer contact employees on responding to customer concerns over Y2K issues. Additional training was conducted again in October 1997.

Guaranty believes that it has identified all of the business systems vital to its operations and that its Year 2000 plans will result in the continuation of Guaranty's operations to and through the Year 2000 and beyond. However, the Year 2000 issue and its resolution are complex and multifaceted; Guaranty believes that no entity can address the virtually unlimited possible circumstances relating to year 2000 issues, including risks outside of Guaranty's primary market area. The success of a response plan cannot be conclusively known until the Year 2000 is reached (or an earlier date to the extent that systems and equipment address Year 2000 date data prior to year 2000). Even with appropriate and diligent pursuit of a well-conceived response plan, including testing procedures, there is no certainty that any company will achieve complete success. However, Guaranty is diligently trying to ensure that its significant systems, equipment, facilities, services and products will not be adversely affected by the Year 2000 problem.

At this time, Guaranty believes that the most likely worst case Year 2000 scenario would not have a material effect on Guaranty's results of operations, liquidity and financial condition for the year ending December 31, 2000. Guaranty does not foresee a material loss of revenue due to the Year 2000 problem. The Year 2000 contingency plan, however, is based on assessments of the likelihood of a problematic occurrence. While considered highly unlikely, the failure of Guaranty to successfully implement its Year 2000 plans, including modifications and conversions, or to adequately assess the likelihood of various events relating to the Year 2000 issue, could have a material adverse effect on Guaranty's results of operations and financial condition.

Additionally, there can be no assurances that the federal regulators will not issue new regulatory requirements that require additional work by Guaranty, and if issued, that new regulatory requirements will not increase the cost or delay the completion of Guaranty's Year 2000 plan.

The cost of the project and the date on which Guaranty plans to complete the Year 2000 modifications are based on management's best estimates, which are based on numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from Guaranty's plans. Specific factors that might cause such material differences include, but are not limited to, the availability of personnel trained in this area, the ability of third party vendors to correct their software and hardware, the ability of significant customers to remedy their Year 2000 issues and similar uncertainties.

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



                                     GUARANTY FINANCIAL CORPORATION







Date:   November 15, 1999            By:      /s/ Thomas P. Baker
                                              ---------------------------------
                                              Thomas P. Baker
                                              President, CEO and Director

                                     By:      /s/ L. Ben Johnson
                                              ---------------------------------
                                              L. Ben Johnson
                                              Vice President & Controller