Form 10KSB40
period 1999-12-31
GUARANTY FINANCIAL CORP /VA/
filed 2000-03-30
CIK 919967

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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
                                                                    Yes X  No
                                                                       ---   ---

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         The issuer's gross income for its most recent fiscal year was $18,372,136.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing sales price of such stock as of March 13, 2000 was approximately $12,935,255. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         The number of outstanding shares of Common Stock as of March 13, 2000 was 1,961,727.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement for the 2000 Annual Meeting of Shareholders - Part III

                                TABLE OF CONTENTS

                                     PART I
                                     ------

                                                                            Page

ITEM 1.  DESCRIPTION OF BUSINESS.............................................  4

ITEM 2.  DESCRIPTION OF PROPERTY............................................. 12

ITEM 3.  LEGAL PROCEEDINGS................................................... 13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
            OF SECURITY HOLDERS.............................................. 13

                                     PART II
                                     -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.............................................. 13

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION............................... 14

ITEM 7.  FINANCIAL STATEMENTS................................................ 34

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE........................... 34

                                    PART III
                                    --------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
            CONTROL PERSONS; COMPLIANCE WITH SECTION
            16(a) OF THE EXCHANGE ACT........................................ 34

ITEM 10. EXECUTIVE COMPENSATION.............................................. 34

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT............................................ 34

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................... 35

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.............................. 35

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

The principal asset of Guaranty is the outstanding stock of the Bank, a wholly owned subsidiary. Guaranty presently has no separate operations and its business primarily consists of the business of the Bank. Guaranty's Common Stock is quoted on The Nasdaq National Market under the symbol "GSLC".

The Bank is a community bank that provides a broad range of commercial and retail banking services. Guaranty's principal business activities are attracting checking and savings deposits from local businesses and the general public through its retail banking offices and originating, servicing, investing in and selling loans. Of Guaranty's $211.0 million of gross loans outstanding at December 31, 1999, 31.4% represented construction and land loans, 24.9% represented commercial business loans, and 29.8% represented residential first mortgages. Guaranty also lends funds to retail banking customers by means of home equity, installment loans, and multi-family dwellings. In addition, Guaranty offers consumer loans and government-insured and conventional small business loans. Guaranty invests in certain United States government and agency obligations and other investments permitted by applicable laws and regulations.

Guaranty's main office is located at 1658 State Farm Boulevard, Charlottesville, Virginia 22911 and the telephone number is (804) 970-1100.

Market Area

Guaranty is headquartered in Charlottesville, Virginia. Charlottesville and its surrounding area had a collective population of approximately 108,000 in 1990 according to census figures, is located in central Virginia 110 miles southwest of Washington, D.C. and 70 miles west of Richmond, Virginia, and includes the University of Virginia, the area's largest employer. Guaranty operates eight full service retail branches, which serve Charlottesville, Albemarle County, Fluvanna County, Henrico County and Harrisonburg, Virginia.

Competition

Guaranty faces strong competition for loans and deposits. Competition for loans comes primarily from commercial banks and mortgage bankers who also make loans in the Bank's market area. The Bank competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

Guaranty faces substantial competition for deposits from commercial banks, money market and mutual funds, credit unions and other investment vehicles. The ability of Guaranty to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk and other factors. Guaranty competes for these deposits by offering a variety of deposit products at competitive rates and convenient business hours.

Many of our competitors have substantially greater financial resources than those available to Guaranty. Certain of these institutions have significantly higher lending limits than Guaranty. In addition, there can be no assurance that other financial institutions, with substantially greater resources than Guaranty, will not establish operations in Guaranty's service area.

Credit Policies

The principal risk associated with each of the categories of loans in Guaranty's portfolio is the creditworthiness of its borrowers. Within each category, such risk is increased or decreased, depending on prevailing economic conditions. In an effort to manage the risk, Guaranty's policy gives loan amount approval limits to individual loan officers based on their position and level of experience. The risk associated with real estate mortgage loans, commercial and consumer loans varies, based on employment levels, consumer confidence, fluctuations in the value of real estate and other conditions that affect the ability of borrowers to repay indebtedness. The risk associated with real estate construction loans varies, based on the supply and demand for the type of real estate under construction.

Guaranty has written policies and procedures to help manage credit risk. Guaranty is implementing a loan review process that includes formulation of portfolio management strategy, guidelines for underwriting standards and risk assessment, procedures for ongoing identification and management of credit deterioration, and regular portfolio reviews to establish loss exposure and to ascertain compliance with Guaranty's policies.

Guaranty uses a Management Loan Committee and Directors Loan Committee to approve loans. The Management Loan Committee, which consists of the President and two additional senior officers, meets as necessary to review all loan applications in excess of $250,000. A Directors Loan Committee, which currently consists of five directors (any two of whom may act), approves loans in excess of $1,000,000 that have been previously approved by the Management Loan Committee. Guaranty's President is responsible for reporting to the Directors Loan Committee monthly on the activities of the Management Loan Committee and on the status of various delinquent and non-performing loans. The Directors' Loan Committee also reviews lending policies proposed by Management.

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

In the normal course of business, Guaranty makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its annual financial statements, including commitments to extend credit. At December 31, 1999, commitments to extend credit totaled $66.1 million.

Construction Lending

Guaranty makes local construction loans, primarily residential, and land development loans. The construction loans are secured by the property for which the loan was obtained. At December 31, 1999, construction and land loans outstanding were $66.2 million, or 31.4%, of gross loans. Approximately 90% of these loans are concentrated in the Richmond and Charlottesville, Virginia markets. The average life of a construction loan is approximately nine months and they reprice monthly to meet the market, normally prime plus one and one-half percent. Because the interest charged on these loans floats with the market, they help Guaranty in managing its interest rate risk. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the home or land under construction, which is of estimated value prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To minimize the risks associated with construction lending, Guaranty limits loan amounts to 80.0% of appraised value, in addition to its usual credit analysis of its borrowers. Guaranty also obtains a first lien on the property as security for its construction loans and personal guarantees from the borrower's principal owners.

Commercial Business Loans

Commercial   business  loans  generally  have  a  higher  degree  of  risk  than residential mortgage loans, but have higher yields. To manage these risks, Guaranty generally secures appropriate collateral and monitors the financial condition of its business borrowers. Residential mortgage loans generally are made on the basis of the borrower's ability to make repayment from his employment and other income and are secured by real estate whose value tends to be easily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower's ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral for commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate. Guaranty has a credit review and monitoring system to regularly review the cash flow of commercial borrowers. At December 31, 1999, commercial loans totaled $52.6 million, or 24.9% of the total loan portfolio.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate in Guaranty's market area, including multi-family residential buildings, commercial buildings and offices, small shopping centers and churches. At December 31, 1999, commercial real estate loans aggregated $12.3 million or 5.8% of Guaranty's gross loans.

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

One-to-Four-Family Residential Real Estate Lending

Guaranty makes loans secured by one-to-four-family residences, all of which are located in its market area. Guaranty evaluates both the borrower's ability to make principal and interest payments and the value of the property that will secure the loan. Guaranty makes loans in amounts of up to 100% of the appraised value of the underlying real estate. Loans are made with a loan to value up to 95% for conventional mortgage loans and up to 100% for loans guaranteed by either the Federal Housing Authority ("FHA") or the Veterans Administration ("VA"). For conventional loans in excess of 80% loan to value, private mortgage insurance is secured insuring the mortgage loans to 75% loan to value. In addition to fixed rate mortgage loans, Guaranty makes adjustable rate mortgages with the primary loan indexed to the one year treasury. Generally if the loans are not made to credit standards of FHLMC, additional fees and rate are charged.

Although, due to competitive market pressures, the Bank does originate fixed-rate mortgage loans, it currently underwrites and documents the majority of such loans to permit their sale in the secondary mortgage market. At December 31, 1999, $18.3 million, or 8.7%, of Guaranty's loan portfolio consisted of fixed-rate mortgage loans.

Guaranty's current one-to-four-family residential adjustable-rate mortgage loans ("ARMs") have interest rates that adjust every year, generally in accordance with the rates on one-year U.S. Treasury Bills. Guaranty's ARMs generally limit interest rate increases to 2% each rate adjustment period and have an established ceiling rate at the time the loans are made of up to 6% over the original interest rate. Borrowers are qualified at the first year interest rate plus 2%. To compete with other lenders in its market area, Guaranty makes one-year ARMs at interest rates which, for the first year, are below the index rate which would otherwise apply to these loans. At December 31, 1999, $44.5 million, or 21.1%, of Guaranty's loan portfolio consisted of ARMs. There are unquantifiable risks resulting from potential increased costs to the borrower as a result of repricing. It is possible, therefore, that during periods of rising interest rates, the risk of defaults on ARMs may increase due to the upward adjustment of interest costs to borrowers.

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

Consumer Lending

Guaranty offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans, installment and demand loans, letters of credit, and home equity loans. At December 31, 1999, Guaranty had consumer loans of $17.2 million or 8.1% of gross loans. Such loans are generally made to customers with which Guaranty had a pre-existing relationship. Guaranty originates all of its consumer loans in its market area and intends to continue its consumer lending in this geographic area. Most of the consumer loans are tied to the prime lending rate and reprice daily.

Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loan such as Guaranty, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral. Guaranty adds general provisions to its loan loss allowance at the time the loans are originated. Consumer loan delinquencies often increase over time as the loans age. Guaranty has very few unsecured consumer loans.

The underwriting standards employed by Guaranty for consumer loans include a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes an analysis of the value of the security in relation to the proposed loan amount.

Employees

At December 31, 1999, Guaranty had the equivalent of 99 full-time employees, and currently has five part-time employees. None of Guaranty's employees are represented by any collective bargaining unit.

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

The activities permissible to bank holding companies and their affiliates were substantially expanded by the Gramm-Leach-Bliley Act, which the President signed on November 12, 1999. Gramm-Leach-Bliley repeals the anti-affiliation provisions of the Glass-Steagall Act to permit the common ownership of commercial banks, investment banks and insurance companies. Under Gramm-Leach-Bliley, a bank holding company can elect to be treated as a financial holding company. A financial holding company may engage in any activity and acquire and retain any company that the Federal Reserve determines to be financial in nature. A financial holding company also may engage in any activity that is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Federal Reserve must consult with the Secretary of the Treasury in determining whether an activity is financial in nature or incidental to a financial activity.

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

Capital. The Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations they supervise. Under the risk-based capital requirements, Guaranty and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit), of 8%. At least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles ("Tier 1 capital"). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance ("Tier 2 capital" and, together with Tier 1 capital, "total capital"). At December 31, 1999, Guaranty's Tier 1 capital and total capital ratios were 9.43% and 11.22%, respectively.

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

The Federal banking agencies also have broad powers under current Federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. As of December 31, 1999, Guaranty and the Bank were classified as well-capitalized. State regulatory authorities also have broad enforcement powers over the Bank, including the power to impose fines and other civil and criminal penalties, and to appoint a receiver in order to conserve the assets of any such institution for the benefit of depositors and other creditors.

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

Forward Looking Statements

Certain statements in this annual report are forward-looking and may be identified by the use of words such as "believe", "expect", "anticipate", "should", "planned", "estimated", and "potential". These statements are based on the Corporation's current expectations. A variety of factors could cause the Corporation's actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of the Corporation's business include interest rate movements, competition from both financial and non-financial institutions, the timing and occurrence (or nonoccurence) of transactions and events that may be subject to circumstances beyond the Corporation's control, and general economic conditions.

Item 2.      Description of Property.


As of March 1, 2000, Guaranty conducted its business from its main office in Charlottesville, Virginia and seven branch offices. The following table provides certain information with respect to these properties:

                                  Date Facility
Location                             Opened       Lease Arrangements
--------                             ------       ------------------

Main Office:

1658 State Farm Boulevard             1996        Owned by Guaranty
Charlottesville, Virginia

Branch Offices:

Downtown Mall                         1992        Lease expires in 2002, subject
520 East Main Street                              to  Guaranty's  right to renew
Charlottesville, Virginia                         for three additional five-year
                                                  terms

Barracks Road                         1994        Lease expires in 2004, subject
1924 Arlington Boulevard                          to  Guaranty's  right to renew
Charlottesville, Virginia                         for  two  additional five-year
                                                  terms

West Main                             1998        Lease expires in 2003, subject
2211 West Main Street                             to  Guaranty's  right to renew
Charlottesville, Virginia                         for two  additional  five-year
                                                  terms

Route 29 North & Rio Road             1996        Owned by Guaranty
1700 Seminole Trail
Charlottesville, Virginia

Harrisonburg                          1997        Owned by Guaranty
1925 Reservoir Street
Harrisonburg, Virginia

Lake Monticello                       1998        Owned by Guaranty
Route 53 & Turkey Sag Road
Lake Monticello, Virginia

Henrico County                        1999        Owned by Guaranty
3498 Lauderdale Drive
Richmond, Virginia

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


                                     PART II

Item 5.      Market for Common Equity and Related Stockholder Matters.

Guaranty's Common Stock is listed on the Nasdaq National Market under the symbol "GSLC". The following table sets forth, for the quarters indicated, the high and low sales prices for Guaranty's Common Stock and per share dividends for the periods indicated.

                           Market Price and Dividends

                                                        Sales Price ($)
                                                        ---------------

                                                     High              Low              Dividends ($)
                                                     ----              ---              -------------
Fiscal Year Ended December 31, 1998:
         1st quarter                                 16.75             13.25                 .03
         2nd quarter                                 17.00             15.50                 .06
         3rd quarter                                 17.00             12.375                .06
         4th quarter                                 15.00             10.75                 .06

Fiscal Year Ended December 31, 1999:
         1st quarter                                 13.625            11.25                 .06
         2nd quarter                                 11.875            10.375                .06
         3rd quarter                                 11.75             10.125                .06
         4th quarter                                 10.75             8.00                  .06

Guaranty generally pays dividends on a quarterly basis. However, the final determination of the timing, amount and payment of dividends on Guaranty's Common Stock is at the discretion of Guaranty's Board of Directors and will depend upon the earnings of Guaranty and its subsidiaries, principally the Bank, the financial condition of Guaranty and other factors, including general economic conditions and applicable governmental regulations and policies.

Guaranty is a legal entity separate and distinct from its subsidiaries, and its revenues depend primarily on the payment of dividends from the Bank. The Bank is subject to certain legal restrictions on the amount of dividends it is permitted to pay to Guaranty. At December 31, 1999, the Bank had available for distribution as dividends to Guaranty approximately $2.0 million.

As of March 13, 2000, Guaranty had approximately 1,194 shareholders of record.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following commentary discusses major components of Guaranty's business and presents an overview of its consolidated financial position and results of operations at December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998 and 1997. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information presented elsewhere in this annual report.

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

OVERVIEW

o On November 17, 1999, Guaranty Financial Corporation, in an effort to increase its regulatory capital base, completed a secondary offering of 460,000 shares of common stock with net proceeds after offering expenses of $3,693,000.

o Guaranty opened its eighth retail branch during 1999, in Wellesley, a planned community in Henrico County, Virginia. With the opening of this branch, Guaranty is beginning to expand its market area into the western Richmond, Virginia market area.

o As previously reported, during the third quarter Guaranty took steps to restructure its balance sheet in order to reduce its interest rate risk. As part of this restructuring, the Bank sold approximately $13 million in long-term corporate bonds which resulted in a net after tax loss of $857,000. The sale of these bonds reduced the Bank's exposure to increases in interest rates. Also, as part of the restructuring, the Bank sold a significant portion of its residential loan servicing portfolio resulting in a net loss of approximately $31,000. The Bank sold the servicing to reduce its overall servicing asset, which is very sensitive to changes in the interest rate environment.

NET INCOME

Net income for the year ended December 31, 1999 was $4,400, a 99.5% decrease when compared to calendar year 1998 earnings of $1,016,000 ($.68 per diluted share). These decreased earnings were primarily a result from the sale of approximately $13 million in long term corporate bonds which resulted in a net after tax loss of $857,000. This action was taken to reduce market rate risk in Guaranty's balance sheet and improve net interest margin in the future. Also, during 1999, Guaranty increased its loan loss provision by approximately $300,000.

Net income for the year ended December 31, 1998 was $1,016,000 ($.68 per share), a 13.3% increase when compared to calendar year 1997 earnings of $898,000 ($.61 per share). These increased earnings were primarily a result of increased net interest margin growth and expansion of the existing branch network, and the addition and expansion of the commercial and construction loan departments. These increased revenues were partially offset by the one-time expenses related to the conversion to a state chartered bank.

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

Net interest income was $7.7 million for the year ended December 31, 1999, 36.8% greater than the $5.7 million reported during the year ended December 31, 1998. This improvement in the net interest income was primarily due to an increase in the volume of prime based residential construction lending including builder lines of credit, commercial loan increases, and an increase in income from securities held for sale, coupled with the decline in the average cost of interest bearing liabilities. Average loans increased 40.4% for the year ended December 31, 1999. The interest income from investments increased 53.0% during the year ended December 31, 1999. Net interest margin decreased 30 basis points to 3.28% at December 31, 1999 which was caused by a reduction in the average yield on loans, and fee income associated with commercial and construction lending. The average cost of interest bearing deposits declined from 4.87% in 1998 to 4.60% in 1999. The cost of average total interest bearing liabilities during the year ended December 31, 1999 declined from 5.18% in 1998 to 4.87% in 1999. The average rate paid on savings accounts declined 66 basis points from 2.97% in 1998 to 2.31% in 1999. The average rate paid on certificates of deposits declined 22 basis points from 5.41% in 1998 to 5.19% in 1999.

Net interest income was $5.7 million for the year ended December 31, 1998, 62.9% greater than the $3.5 million reported during the year ended December 31, 1997. This improvement in the net interest income was primarily due to the volume increases in the loan portfolios and interest bearing deposits with other banks, and the decline in the average cost of interest bearing liabilities. Average loans increased 37.6% for the year ended December 31, 1998. The average balance of the interest bearing deposits with other banks was $10.5 million during the year ended December 31, 1998, an increase of 87.3%, from an average balance of $5.6 million during the year ended December 31, 1997. The average yield on average loans increased 65 basis points from 8.50% in 1997 to 9.15% in 1998. The average yield on interest bearing deposits declined from 5.05% in 1997 to 4.87% in 1998. The cost of average total interest bearing liabilities during the year ended December 31, 1998 declined from 5.29% in 1997 to 5.18% in 1998. The average rate paid on savings accounts declined 39 basis points from 3.36% in 1997 to 2.97% in 1998. The average rate paid on certificates of deposits declined 9 basis points from 5.50% in 1997 to 5.41% in 1998.

The following table sets forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders' equity and the related income, expense and corresponding weighted average yields and costs.

                                                                           Year Ended December 31,
----------------------------------------------------------------------------------------------------------------------------------
  (Dollars in thousands)                                  1999                        1998                         1997
----------------------------------------------------------------------------------------------------------------------------------
                                                        Interest  Average           Interest  Average            Interest  Average
                                                Average  income/   yield/   Average  income/   yield/   Average   income/   yield/
                                                balance  expense    rate    balance  expense    rate    balance   expense    rate
----------------------------------------------------------------------------------------------------------------------------------
Assets
Interest earning assets:
   Securities                                   $32,278   $2,157    6.68%   $18,388   $1,290   7.02%    $22,637    $1,590    7.02%
   Loans                                        184,340   15,765    8.55%   122,751   11,231   9.15%     89,222     7,584    8.50%
   Interest bearing deposits
      in other banks                              8,928      450    5.04%    10,500      539   5.13%      5,605       346    6.17%
----------------------------------------------------------------------------------------------------------------------------------
   Total interest-earning
          assets/total interest income          225,546   18,372    8.15%   151,639   13,060   8.61%    117,464     9,520    8.10%
----------------------------------------------------------------------------------------------------------------------------------
   Noninterest earning assets:
      Cash and due from banks                     5,484                       2,450                      1,898
      Premises and equipment                      8,399                       6,519                      5,508
      Other assets                                5,256                       3,001                      2,624
      Less allowance for loan losses             (1,122)                     (1,104)                      (890)
----------------------------------------------------------------------------------------------------------------------------------
          Total noninterest earning assets       18,017                      10,866                      9,140
----------------------------------------------------------------------------------------------------------------------------------
             Total Assets                      $243,563                    $162,505                   $126,604
==================================================================================================================================

Liabilities and stockholders' equity
Interest bearing liabilities:
   Interest bearing deposits:
      Demand/MMDA accounts                      $44,906   $1,571    3.50%   $24,936     $862   3.46%   $11,110       $289    2.60%
      Savings                                    10,968      253    2.31%     8,551      254   2.97%     5,654        190    3.36%
      Certificates of deposit                   126,015    6,541    5.19%    93,615    5,068   5.41%    80,779      4,443    5.50%
----------------------------------------------------------------------------------------------------------------------------------
          Total interest bearing deposits       181,889    8,365    4.60%   127,102    6,184   4.87%    97,543      4,922    5.05%
----------------------------------------------------------------------------------------------------------------------------------
      FHLB advances and other borrowings         34,955    1,969    5.63%    13,893      899   6.47%    14,070        804    5.71%
      Bonds payable                               1,468      305   20.78%     2,142      325  15.17%     2,583        312   12.08%
----------------------------------------------------------------------------------------------------------------------------------
          Total interest bearing
             liabilities/total interest expense 218,312   10,639    4.87%   143,137    7,408   5.18%   114,196      6,038    5.29%
----------------------------------------------------------------------------------------------------------------------------------
      Non interest bearing liabilities:
        Demand deposits                          10,232                       5,338                     1,658
        Other liabilities                         3,583                       3,531                       903
----------------------------------------------------------------------------------------------------------------------------------
          Total liabilities                     232,127                     152,006                   116,757
----------------------------------------------------------------------------------------------------------------------------------
      Stockholders' equity                       11,436                      10,499                     9,847
----------------------------------------------------------------------------------------------------------------------------------
          Total liabilities and stockholders'
            equity                             $243,563                    $162,505                  $126,604
==================================================================================================================================
      Interest spread (1)                                           3.28%                      3.43%                         2.81%
      Net interest income/net interest
        margin (2)                                        $7,733    3.43%             $5,652   3.73%               $3,482    2.96%
==================================================================================================================================

(1) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities
(2) Net interest margin is net interest income, expressed as a percentage of average earning assets.

The following table describes the impact on Guaranty's interest income resulting from changes in average balances and average rates for the periods indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                                        Year Ended December 31, 1999            Year Ended December 31, 1999
                                                 compared to                             compared to
                                        Year Ended December 31, 1998            Year Ended December 31, 1998
                                                Change Due To:                          Change Due To:
--------------------------------------------------------------------------------------------------------------
                                                             Increase                               Increase
(Dollars in thousands)                     Rate    Volume   (Decrease)            Rate     Volume  (Decrease)
--------------------------------------------------------------------------------------------------------------
Interest income:
   Securities                              ($63)     $930       $867                $0     ($300)    ($300)
   Loans                                   (737)    5,271      4,534               580     3,067     3,647
   Interest bearing deposits
     in other banks                          (9)      (80)       (89)              (58)      251       193
------------------------------------------------------------------------------------------------------------
        Total interests income             (809)    6,121      5,312               522     3,018     3,540
Interest expense:
   Interest bearing deposits:
      Demand/MMDA accounts                   10       699        709                96       477       573
      Savings                               (56)       55         (1)              (22)       86        64
      Certificates of deposit              (206)    1,679      1,473               (73)      699       626
------------------------------------------------------------------------------------------------------------
        Total interest bearing deposits    (252)    2,433      2,181                 1     1,262     1,263
      FHLB advances and other              (117)    1,187      1,070               107       (12)       95
      Bonds payable                         120      (140)       (20)               66       (53)       13
------------------------------------------------------------------------------------------------------------
      Total interest expense               (249)    3,480      3,231               174     1,197     1,371
------------------------------------------------------------------------------------------------------------
      Net interest income                 ($560)    2,641     $2,081              $348    $1,821    $2,169
============================================================================================================

INTEREST SENSITIVITY

An important element of both earnings performance and liquidity is the management of the interest sensitivity gap. The interest sensitivity gap is the difference between interest-sensitive assets and interest-sensitive liabilities maturing or repricing within a specific time interval. The gap can be managed by repricing assets or liabilities, by selling investments, by replacing an asset or liability prior to maturity, or by adjusting the interest rate during the life of an asset or liability. Matching the amounts of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net income of changes in market interest rates. Guaranty evaluates interest rate risk and then formulates guidelines regarding asset generation and pricing, funding sources and pricing, and off-balance sheet commitments in order to decrease sensitivity risk. These guidelines are based upon management's outlook regarding future interest rate movements, the state of the regional and national economy, and other financial and business risk factors.

At December 31, 1999, Guaranty had $32.9 million more liabilities than assets that reprice within one year and therefore was in a liability-sensitive position compared to the same period in the prior year where there were $17.0 million more assets than liabilities that repriced within one year. A liability-sensitive position or a negative gap can adversely affect earnings in a period of rising interest rates. This negative position is the result of investments in securities with a maturity of over five years coupled with fixed rate borrowing and certificates of deposit reaching maturity in one year or less and short term borrowings used to fund loans also maturing in one year or less.

Guaranty has an Asset/Liability Committee ("ALCO"), which meets to discuss deposit pricing, changes in borrowed money, investment and trading activity, loan sale activities, liquidity levels and the overall interest sensitivity. The actions of this committee are reported to the Board of Directors monthly. The daily monitoring of interest rate risk, investment and trading activity, along with any other significant transactions are managed by the CEO with input from other ALCO members.

The following table presents the amounts of Guaranty's interest sensitive assets and liabilities that mature or reprice in the periods indicated.

                                                                      December 31, 1999
                                                                  Maturing or Repricing In:
----------------------------------------------------------------------------------------------------------
                                                     3 Months         4-12           1-5           Over
(Dollars in thousands)                               or less         Months         Years         5 Years
----------------------------------------------------------------------------------------------------------
Interest-sensitive assets:
  Loans                                               $85,191        $61,690        $34,457       $29,686
  Investments and mortgage-backed securities(1)             -          1,750          1,086        22,197
  Deposits at other institutions                        7,173              -              -             -
----------------------------------------------------------------------------------------------------------
     Total interest-sensitive assets                   92,364         63,440         35,543        51,883
==========================================================================================================

   Cumulative interest-sensitive assets                92,364        155,804        191,347       243,230
==========================================================================================================

Interest-sensitive liabilities:
  NOW accounts (2)                                          -              -              -        30,206
  Money market deposit accounts                        27,888              -              -             -
  Savings accounts                                     11,203              -              -             -
  Certificates of deposit                              30,502         82,281         17,525             -
  Borrowed money                                       16,650         20,000              -             -
  Bonds payable                                            34            102            367           400
----------------------------------------------------------------------------------------------------------
     Total interest-sensitive liabilities              86,277        102,383         17,892        30,606
==========================================================================================================

   Cumulative interest-sensitive liabilities         $ 86,277      $ 188,660      $ 206,552     $ 237,158
==========================================================================================================

   Period gap                                        $  6,087      $ (38,943)     $  17,651     $  21,277

   Cumulative gap                                    $  6,087      $ (32,856)     $ (15,205)    $   6,072

   Ratio of cumulative interest-sensitive
    assets to interest-sensitive liabilities          107.06%         82.58%         92.64%       102.56%

   Ratio of cumulative gap to total assets              2.35%        (12.67%)        (5.86%)        2.34%

(1) Includes Federal Home Loan Bank stock
(2) The Corporation has found that NOW accounts are generally not sensitive to changes in interest rates and therefore has placed such deposits in the "over 5 years" category

Of Guaranty's commercial and construction loans with a maturity of more than one year, approximately $3.9 million have fixed interest rates and $21.8 million have variable interest rates.

INVESTMENTS

Total available for sale investment securities decreased 17.5% to $22.2 million at December 31, 1999 from $26.9 million at December 31, 1998. The overall decrease was primarily a result of management's efforts to reduce market rate risk in Guaranty's balance sheet.

The following table shows the amortized cost and fair market value of investment securities at the dates indicated.

                                                                            December 31,
                                                     1999                       1998                       1997
------------------------------------------------------------------------------------------------------------------------
                                               Cost        Market         Cost       Market          Cost       Market
------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
------------------------------------------------------------------------------------------------------------------------
Held-to-maturity
     Mortgage-backed securities              $  1,086     $  1,103      $  2,094    $  2,187       $  2,745    $  2,759
     Other                                        250          250           250         250            100         100
------------------------------------------------------------------------------------------------------------------------
     Total held-to-maturity                     1,336        1,353         2,344       2,437          2,845       2,859
------------------------------------------------------------------------------------------------------------------------

Available for sale
     Corporate bonds                           19,735       17,417        26,463      26,581         11,415      11,474
     U.S. Government Obligations                    -            -           301         328            129         129
     Mortgage-backed securities                 4,898        4,780             -           -              -           -
------------------------------------------------------------------------------------------------------------------------
     Total available for sale                  24,633       22,197        26,764      26,909         11,544      11,603
------------------------------------------------------------------------------------------------------------------------

Trading
     U.S. Government Obligations                    -            -         1,000       1,001          1,031       1,032
------------------------------------------------------------------------------------------------------------------------
     Total Trading                                  -            -         1,000       1,001          1,031       1,032
------------------------------------------------------------------------------------------------------------------------

Other
     Federal Home Loan Bank Stock               1,500        1,500         1,300       1,300            860         860
------------------------------------------------------------------------------------------------------------------------
     Total                                   $ 27,469     $ 25,050      $ 31,408    $ 31,647       $ 16,280    $ 16,354
========================================================================================================================

The following table sets forth the composition of Guaranty's investment portfolio at the dates indicated.

                                                                       Year Ended December 31,
                                                    1999                         1998                        1997
-------------------------------------------------------------------------------------------------------------------------------
                                              Book         % of            Book         % of           Book         % of
                                              Value        Total           Value        Total          Value        Total
-------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Investment securities:

FHLMC mortgage-backed securities             $  1,086        4.34%        $  2,094       6.64%        $  2,745      16.80%
FNMA mortgage-backed securities                 4,781        19.10               -           -               -           -
Corporate bonds                                17,096        68.29          26,581       84.24          11,474       70.23
Treasury notes                                    250         1.00           1,250        3.96           1,082        6.62
Other                                             320         1.28             328        1.04             177        1.09
-------------------------------------------------------------------------------------------------------------------------------
Subtotal                                       23,533        94.01          30,253       95.88          15,478      94.74%

Other :
FHLB stock                                      1,500         5.99           1,300        4.12             860        5.26
-------------------------------------------------------------------------------------------------------------------------------

Total Investment securities                  $ 25,033      100.00%        $ 31,553     100.00%        $ 16,338     100.00%
===============================================================================================================================

LOANS

Net loans consist of total loans minus undisbursed loan funds, deferred loan fees and the allowance for loan losses. Net loans were $205.3 million at December 31, 1999, an increase of 26.4% over December 31, 1998. Net loans were $162.4 million at December 31, 1998, an increase of 62.9% over net loans at December 31, 1997.

The average balance of total loans as a percentage of average assets was 75.7%, and 75.5% for the years ended December 31, 1999 and 1998. respectively.

The following table sets forth the composition of Guaranty's loan portfolio in dollars at the dates indicated.

                                 Loan Portfolio

                                                           December 31,                           June 30,
-----------------------------------------------------------------------------------------------------------------
                                             1999        1998        1997         1996        1996        1995
-----------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Mortgage Loans:
         Residential                      $  62,796   $  66,369    $ 66,035     $ 67,016    $ 66,136    $ 62,175
         Commercial                          12,295      13,293      16,641        8,486       7,670       4,508
         Construction and land loans         66,181      60,088      18,263        5,220       8,813       8,887
-----------------------------------------------------------------------------------------------------------------
         Total real estate                  141,272     139,750     100,939       80,722      82,619      75,570
Commercial business loans                    52,561      23,692           -            -           -           -
Consumer loans                               17,191       9,630       6,705        4,175       5,386       4,580
-----------------------------------------------------------------------------------------------------------------
         Total loans receivable             211,024     173,072     107,644       84,897      88,005      80,150
-----------------------------------------------------------------------------------------------------------------
Less:
         Undistributed loans in process       4,382       9,588       6,752        2,467       2,824       3,858
         Deferred fees                           40         113         282          290         314         323
         Allowance for losses                 1,203       1,002         935          870         786         747
-----------------------------------------------------------------------------------------------------------------
         Total net items                      5,625      10,703       7,969        3,627       3,924       4,928
-----------------------------------------------------------------------------------------------------------------
         Total loans receivable, net      $ 205,399   $ 162,369    $ 99,675     $ 81,270    $ 84,081    $ 75,222
==================================================================================================================

The growth of our loan portfolio and the change in its composition reflects our growth strategy and the conversion of Guaranty Bank from a savings association to a commercial bank. At June 30, 1996, we had no commercial business loans. Construction loans accounted for only 10.0% of gross loans, while residential mortgage loans represented 75.2% of gross loans. In contrast, at December 31, 1999, commercial business loans, construction loans and residential mortgage loans, respectively represented 24.9%, 54.2%, and 29.8% of gross loans. The dollar amount of Guaranty's residential mortgage loans has been relatively constant since June 30, 1996. This does not reflect a decision to de-emphasis mortgage lending. Rather, it reflects a decision in 1997 to sell all new conforming fixed-rate mortgage loans in the secondary mortgage market.

The following tables show the composition of Guaranty's loan portfolio by fixed and adjustable rate at the dates indicated.

                 Fixed Rate and Adjustable Rate Loans by Amount

                                                                December 31,                                   June 30,
--------------------------------------------------------------------------------------------------------------------------------
                                             1999           1998            1997           1996           1996           1995
--------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Fixed-Rate Loans:
     Real Estate
         Residential                      $  18,277      $  20,206        $ 26,514       $ 26,061       $ 28,907       $ 23,577
         Commercial                           1,155          3,623               -              -
         Construction and land loans              -              -              37            138            339             69
--------------------------------------------------------------------------------------------------------------------------------
         Total real estate                   19,432         23,829          26,551         26,199         29,246         23,646
--------------------------------------------------------------------------------------------------------------------------------
Commercial business loans                    21,681          4,178               -              -
Consumer loans                                2,825            242           3,099          1,396            597            736
--------------------------------------------------------------------------------------------------------------------------------
     Total fixed-rate loans                  43,938         28,249          29,650         27,595         29,843         24,382
--------------------------------------------------------------------------------------------------------------------------------

Adjustable-Rate Loans:
     Real Estate
     Residential                             44,519         46,163          39,521         40,955         37,229         38,598
     Commercial                              11,140          9,670          16,641          8,486          7,670          4,508
     Construction and land loans             66,181         60,088          18,226          5,082          8,474          8,818
--------------------------------------------------------------------------------------------------------------------------------
         Total real estate                  121,840        115,921          74,388         54,523         53,373         51,924
Commercial business loans                    30,880         19,514               -              -
Consumer loans                               14,366          9,388           3,606          2,779          4,789          3,844
--------------------------------------------------------------------------------------------------------------------------------
     Total adjustable-rate loans            167,086        144,823          77,994         57,302         58,162         55,768
--------------------------------------------------------------------------------------------------------------------------------
         Total loans receivable             211,024        173,072         107,644         84,897         88,005         80,150
--------------------------------------------------------------------------------------------------------------------------------

Less:
     Undisbursed loans in process             4,382          9,588           6,752          2,467          2,824          3,858
     Deferred loan fees                          40            113             282            290            314            323
     Allowances for losses                    1,203          1,002             935            870            786            747
--------------------------------------------------------------------------------------------------------------------------------
         Total net items                      5,625         10,703           7,969          3,627          3,924          4,928
--------------------------------------------------------------------------------------------------------------------------------
         Total loans receivable, net      $ 205,399      $ 162,369        $ 99,675       $ 81,270       $ 84,081       $ 75,222
================================================================================================================================

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

ASSET QUALITY

Asset quality is an important factor in the successful operation of a financial institution. Banking regulations require insured institutions to classify their own assets and to establish prudent general allowances for losses for assets classified as "substandard" or "doubtful." For the portion of assets classified as "loss," an institution is required to either establish specific allowances of 100% of the amount classified or charge such amounts off its books.

Assets which do not currently expose Guaranty to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses are required to be designated "special mention" by management. On the basis of management's review of its assets, at December 31, 1999, Guaranty had classified $2.9 million of its assets as substandard, and none as doubtful or loss. Not all of Guaranty's assets that have been classified are included in the table of non-performing assets set forth below. Several of these loans are classified because of previous credit problems but are performing.

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

The following table reflects the composition of nonperforming assets at the dates indicated.

                                                                      December 31,                               June 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                    1999          1998           1997          1996           1996        1995
-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Nonaccrual loans                                     $ 1,310       $ 1,686        $ 1,436       $ 1,670        $ 1,458     $ 1,556
Restructured loans                                         -             -              -            11             11          12
-----------------------------------------------------------------------------------------------------------------------------------
     Total non-performing loans                        1,310         1,686          1,436         1,681          1,469       1,568
-----------------------------------------------------------------------------------------------------------------------------------
Foreclosed assets                                        843           488             65            51             41         122
-----------------------------------------------------------------------------------------------------------------------------------
     Total non-performing assets                     $ 2,153       $ 2,174        $ 1,501       $ 1,732        $ 1,510     $ 1,690
===================================================================================================================================

Loans past due 90 or more days and
     accruing interest                               $    93       $   106        $   189       $     -        $    19     $     1
Non-performing loans to total loans, at
     period end                                        0.62%         0.97%          1.42%         1.98%          1.67%       2.06%
Non-performing assets to period end
     total loans and foreclosed assets                 1.02%         1.25%          1.49%         2.04%          1.72%       2.21%

Delinquent and problem loans

When a borrower fails to make a required payment on a loan, Guaranty attempts to cure the delinquency by contacting the borrower. A notice is mailed to the borrower after a payment is 15 days past due and again when the loan is 30 days past due. For most loans, if the delinquency is not cured within 60 days, Guaranty issues a notice of intent to foreclose on the property and if the delinquency is not cured within 90 days, Guaranty may institute foreclosure action. In most cases, deficiencies are cured promptly.

Allowance for losses on loans and real estate

Guaranty provides valuation allowances for anticipated losses on loans and real estate when its management determines that a significant decline in the value of the collateral has occurred, and if the value of the collateral is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, Guaranty also provides reserves based on the dollar amount and type of collateral securing its loans, in order to protect against unanticipated losses. A loss experience percentage is established for each loan type and is reviewed annually. Semi-annually the loss percentage is applied to the portfolio, by product type, to determine the minimum amount of reserves required. Although management believes that it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from assumptions used in making the initial determinations.

An analysis of the allowance for loan losses, including charge-off activity, is presented below for the periods indicated.

                                                                                           Six Months
                                                                                             Ended
                                                     Year Ended December 31,               December 31,             Year Ended
------------------------------------------------------------------------------------------------------------------------------------
                                             1999             1998            1997             1996             1996           1995
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period              $1,002             $935            $870             $788             $747          $754
Provision charged to operations                486              184             122               92               57           (10)
Charge-offs:
     Real estate                               122              120              57               10               39             -
     Consumer                                    -                -               -                -                -             1
     Commercial                                165                -               -                -
Recoveries:
     Real estate                                 -                3               -                -               19             -
     Consumer                                    2                -               -                -
     Commercial                                  -                -               -                -                4             4
------------------------------------------------------------------------------------------------------------------------------------
Net Charge-offs                                285              117              57               10               16            (3)
------------------------------------------------------------------------------------------------------------------------------------
Balance, end of period                      $1,203           $1,002            $935             $870             $788          $747
====================================================================================================================================

Allowance for loan losses to period
     end total loans                         0.57%            0.58%           0.93%            1.06%            0.93%         0.98%
Allowance for loan losses to nonaccrual
     loans                                  91.83%           59.43%          67.20%           52.10%           54.05%        48.01%
Net charge-offs to average loans             0.15%            0.10%           0.06%            0.01%            0.02%         0.00%

Provision for loan losses

For the year ended December 31, 1999, the provision for loan losses was $486,000, compared to $184,200 for the year ended December 31, 1998. The increase in the provision for loan losses during the year ended December 31, 1999 is due to Guaranty's continued movement towards commercial business, and construction and land development lending which carries a higher risk of loss than traditional mortgage lending.

Guaranty monitors its loan loss allowance monthly and makes provisions as necessary. Management believes that the level of Guaranty's loan loss allowance is adequate for its loan portfolio size and mix.

A breakdown of the general allowance for loan losses in dollars and loans in each category to total loans in percentages is provided in the following tables. Because all of these factors are subject to change, the breakdown is not necessarily predictive of future loan losses in the indicated categories.


Year Ended December,                    1999                      1998                      1997
----------------------------------------------------------------------------------------------------------
                                             Ratio of                  Ratio of                 Ratio of
                                             Loans to                  Loans to                 Loans to
                                            Total Gross              Total Gross               Total Gross
                                 Allowance     Loans       Allowance    Loans       Allowance     Loans
----------------------------------------------------------------------------------------------------------
(Dollars in thousands)
----------------------------------------------------------------------------------------------------------
Residential real estate             $ 78      29.77%         $ 101     38.35%         $ 477      61.35%
Commercial real estate               109        5.84           144       7.68           212       15.46
Construction and land                383       31.37           384      34.72            52       16.97
Commercial business                  466       24.92           258      13.69             -           -
Consumer and other loans             167        8.10           115       5.56            43        6.22
Unallocated                            -                         -          -           151           -
----------------------------------------------------------------------------------------------------------
     Total                       $ 1,203     100.00%       $ 1,002    100.00%         $ 935     100.00%
==========================================================================================================

                                     Six Months
                                       Ended
                                     December 31,                     Year Ended December 31,
--------------------------------------------------------------------------------------------------------
                                        1996                      1996                     1995
--------------------------------------------------------------------------------------------------------
                                            Ratio of                  Ratio of                 Ratio of
                                            Loans to                  Loans to                 Loans to
                                           Total Gross              Total Gross              Total Gross
                                Allowance     Loans       Allowance    Loans       Allowance     Loans
--------------------------------------------------------------------------------------------------------
(Dollars in thousands)
--------------------------------------------------------------------------------------------------------
Residential real estate            $ 471      78.94%         $ 327     75.15%         $ 311      77.57%
Commercial real estate               179       10.00           194       8.72           220        5.63
Construction and land                 38        6.15            70      10.01            86       11.09
Commercial business                    -           -             -          -             -           -
Consumer and other loans              13        4.91            40       6.12            32        5.71
Unallocated                          169           -           157          -            98           -
--------------------------------------------------------------------------------------------------------
     Total                         $ 870     100.00%         $ 788    100.00%         $ 747     100.00%
========================================================================================================

NON-INTEREST INCOME

Guaranty's non-interest income consists primarily of loan fees and servicing income, net gains on sale of loans and securities, and fees and service charges on deposit accounts. The following table presents information on the sources and amounts of non-interest income.

                                                  Year Ended December 31,
------------------------------------------------------------------------------
                                               1999        1998        1997
------------------------------------------------------------------------------
Non Interest Income
------------------------------------------------------------------------------
(Dollars in thousands)
Servicing income (loss)
    Gross servicing income                   $    560    $    452    $    526
    Amortization expense                         (563)       (169)        (77)
    Impairment adjustment                         341        (342)          -
------------------------------------------------------------------------------
Net servicing income (loss)                       338         (59)        449
Gain (loss)on sale of loans and securities     (1,211)      1,405       1,067
Service charges on checking                       578         424         166
Late charges and other comsumer fees              105          69          82
Annuity and investment sales                      140          61          12
Other                                             175          66          92
------------------------------------------------------------------------------
Total                                        $    125    $  1,966    $  1,868
------------------------------------------------------------------------------

For the year ended December 31, 1999, non-interest income was $125,000 compared to $2.0 million for the year ended December 31, 1998. This decrease was a result of gains on sales of securities in 1998 of $1.4 million while a pretax loss of approximately $1.2 million occurred during 1999 due to the sale of approximately $13 million of available for sale securities. This loss was partially offset by a market value recovery recognized on the servicing asset of approximately $341,000 as well as increases in income from service charges on checking accounts and other related fees. For the year ended December 31, 1998, non-interest income was $2.0 million compared to $1.9 million for the year ended December 31, 1997. During 1998 there were increased fees with the addition of the commercial loan department and service charges on commercial checking accounts which carry higher fees and an increase in fees on other checking accounts. These increases were offset by a market value impairment recognized on the servicing asset for $342,000.

Loans and securities sales were a result of the continued strategy of selling newly originated fixed rate mortgage loans in the secondary market, restructuring of the balance sheet to reduce interest rate risk relating to fixed rate mortgages, and to provide liquidity to fund anticipated loan closings.

During 1999 Guaranty sold the majority of its servicing portfolio, with the transfer of the loans occurring in February 2000, for approximately $2.8 million resulting in a loss of approximately $31,000, as part of its balance sheet restructuring. Guaranty's mortgage loan servicing rights ("MSR's") accumulated as a by-product of its mortgage lending business. Generally, the value of servicing rights moves inversely with the value of interest bearing securities as market interest rates change. Guaranty has found that the value of servicing rights is extremely sensitive to changes in market interest rates, but tends to fall faster as interest rates decline than interest rates rise. Increases and decreases in the value of servicing rights are treated as income or expense. Because Guaranty cannot control or predict changes in the value of servicing rights or the rate of amortization as loans prepay, it decided to sell the mortgage loan servicing business.

Historically, mortgage loan servicing was a significant business for Guaranty. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, holding escrow funds for payment of taxes and insurance, making required inspections of the mortgaged premises, contacting delinquent mortgagors, supervising foreclosures in the event of unremitted defaults and generally administering the loans for the investors to whom they have been sold. MSRs are intangible assets that represent the rights to service mortgage loans and in turn to receive the service fee income associated with the mortgage loans. MSRs are amortized against income over the estimated average lives of the loans serviced. If loans are prepaid at rates faster than those originally assumed, adjustments may be required to the unamortized balance, which could result in charges to current earnings. Conversely, slower prepayments rates could result in increases in mortgage loan servicing income in future periods. Impairment of MSRs is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For the purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans. The amount of impairment recognized is the amount by which capitalized MSRs for a stratum exceed their fair value. At December 31, 1999 and 1998 MSRs totaled $568,000 and $1,978,000, respectively. Impairment on these rights was $1,000 and $342,000 for the years ended December 31, 1999 and 1998, respectively. See "Financial Statements - Summary of Accounting Policies." At December 31, 1999 and 1998, loans serviced for others totaled $241.9 million and $173.1 million, respectively. Approximately $189,000,000 of loans serviced for others at December 31, 1999 were sold to a third party with transfer of the loans having occurred in February 2000.

Guaranty sells fixed rate residential production on an individual loan basis and securitizes loans through the creation of Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and Governmental National Mortgage Association ("GMNA") mortgage-backed securities.

During the years ended December 31, 1999 and 1998 Guaranty sold $80.0 million and $60.3 million, respectively, of loans and securitized loans. The sale of fixed rate product creates liquidity.

Guaranty also traded treasury securities in an effort to take advantage of short term movements in market interest rates. It is Guaranty's policy not to hold trading securities with a cost in excess of $5 million at one time. Trading securities are marked to market monthly. Sales of trading account securities totaled $ 30.8 million and $105.9 million, during the years ended December 31, 1999 and 1998 respectively. Guaranty experienced losses of $304,000 and $302,000, respectively on such sales for the years ended December 31, 1999 and 1998, and a gain of $5,000 in the year ended December 31, 1997.

Loan fees, net of loan underwriting and closing costs, are deferred and amortized into income over the estimated remaining lives of the loans to which they relate. Guaranty had deferred fees, net of direct underwriting costs, of $40,000 and $113,000 at December 31, 1999 and 1998, respectively.

NON-INTEREST EXPENSES

For the year ended December 31, 1999, non-interest expenses were $7.4 million, compared to $5.8 million for the year ended December 31, 1998. The $1.6 million increase was due to an increase in personnel, occupancy costs, and data processing associated with the overall growth of the Bank including the opening of an eighth branch during the year. For the year ended December 31, 1998, non-interest expenses were $5.8 million compared to $3.8 million for the year ended December 31, 1997. This increase was due primarily to increased costs associated with the expanded branch network and the new commercial loan department.

                                             Year Ended December 31,
------------------------------------------------------------------------
Non Interest Expense                      1999        1998        1997
------------------------------------------------------------------------
(Dollars in thousands)
Personnel                               $ 3,998     $ 3,089     $ 2,011
Occupancy                                   918         783         524
Data processing                             762         585         422
Marketing and professional fees             471         513         426
Other                                     1,216         823         460
------------------------------------------------------------------------
Total                                   $ 7,365     $ 5,793     $ 3,843
------------------------------------------------------------------------

INCOME TAXES

Income tax expense for the years ended December 31, 1999, 1998, and 1997, was $2,300, $624,000, and $486,000 respectively. The decreases and increases are a direct result of earnings levels for the respective year ends.

SOURCES OF FUNDS

Deposits

Deposits have traditionally been the principal source of Guaranty's funds for use in lending and for other general business purposes. In addition to deposits, Guaranty derives funds from loan repayments, cash flows generated from operations, which includes interest credited to deposit accounts, repurchase agreements entered into with commercial banks and FHLB of Atlanta advances. Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and related cost of such funds have varied widely. Borrowings may be used to compensate for reductions in deposits or deposit-inflows at less than projected levels and have been used on a longer-term basis to support expanded lending activities.

Guaranty attracts both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates. Guaranty offers statement savings accounts, various checking accounts, various money market accounts, fixed-rate certificates with varying maturities, individual retirement accounts and has expanded to provide products and services for small businesses and brokered deposits. Guaranty's principal use of deposits is to originate loans and fund purchases of investment securities.

At December 31, 1999, deposits were $199.6 million, up 15.5% from $172.8 million at December 31, 1998. The deposit growth is a reflection of branch office growth, aggressive pricing and increased marketing. In order to reduce the overall cost of funds and reduce the Corporation's reliance on high cost time deposits and short term borrowings as a funding source, management continues to direct extensive marketing efforts towards attracting lower cost transaction accounts. However, there is no assurance that these efforts will be successful, or if successful, will reduce the Corporations reliance on time deposits and short term borrowings.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by Guaranty at the dates indicated.


--------------------------------------------------------------------------------
December 31,                                  1999         1998         1997
--------------------------------------------------------------------------------
(Dollars in thousands)
Statement savings accounts                  $  11,203    $   9,863    $   6,434
Demand deposit accounts                        30,206       23,433       12,037
Money market accounts                          27,878       22,319        4,000
30-to-180-day certificates                      3,250          825        1,326
Nine-month certificates                             -            -        1,638
One-to five-year fixed-rate certificates      119,350      106,953       87,467
Eighteen-month prime rate certificates          7,708        9,412           45
--------------------------------------------------------------------------------
     Total                                  $ 199,595    $ 172,805    $ 112,947
================================================================================

The following table contains information pertaining to the average amount of and the average rate paid on each of the following deposit categories for the periods indicated.

--------------------------------------------------------------------------------------------------------
Year Ended December 31,              1999                      1998                     1997
--------------------------------------------------------------------------------------------------------
                                          Average                   Average                  Average
                             Average       Rate        Average       Rate       Average        Rate
                             Balance       Paid        Balance       Paid       Balance        Paid
--------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Noninterest bearing
  demand deposits           $  10,232       0.00%     $   5,338       0.00%     $  1,658        0.00%
Interest bearing
  demand deposits              44,906       3.50%        24,936       3.46%       11,110        2.59%
Savings deposits               10,968       2.31%         8,551       2.97%        5,654        3.36%
Time deposits                 126,015       5.19%        93,615       5.41%       80,779        5.51%
--------------------------------------------------------------------------------------------------------
Total deposits              $ 192,121       4.35%     $ 132,440       4.67%     $ 99,201        4.97%
========================================================================================================

The variety of deposit accounts offered by Guaranty has allowed it to be competitive in obtaining funds and has allowed it to respond with flexibility to, although not to eliminate, the threat of disintermediation (the flow of funds away from depository institutions such as banking institutions into direct investment vehicles such as government and corporate securities). The ability of Guaranty to attract and maintain deposits, has been, and will continue to be, significantly affected by market conditions.

The following table sets forth the deposit flows of Guaranty during the periods indicated.

-------------------------------------------------------------------------------
Year Ended December 31,                  1999          1998          1997
-------------------------------------------------------------------------------
(Dollars in thousands)
-------------------------------------------------------------------------------
Opening balance                       $  172,805     $  112,947    $   81,401
Net deposits                              18,425         53,673        26,624
Interest credited                          8,365          6,185         4,922
-------------------------------------------------------------------------------
Ending balance                        $  199,595     $  172,805    $  112,947
-------------------------------------------------------------------------------

Net increase                          $   26,790     $   59,858    $   31,546
Percent increase                           15.50%         53.00%        38.75%
===============================================================================

The following table indicates the amount of Guaranty's certificates of deposits by time remaining until maturity as of December 31, 1999.

                                                                            Maturity
----------------------------------------------------------------------------------------------------------------
                                                3 Months      Over 3 to     Over 6 to       Over
                                                or less       6 months      12 months     12 months      Total
----------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
----------------------------------------------------------------------------------------------------------------
Certificates of deposit less than $100,000     $  21,196     $  17,612      $  35,228     $  15,676    $  89,712
Certificates of deposit of $100,000 or more        9,306         5,074         24,367         1,849       40,596
----------------------------------------------------------------------------------------------------------------
     Total certificates of deposits            $  30,502     $  22,686      $  59,595     $  17,525    $ 130,308
================================================================================================================

Borrowings

As a member of the FHLB of Atlanta, Guaranty is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Atlanta may prescribe the acceptable uses to which these advances may be put, as well as on the size of the advances and repayment provisions. The advances are collateralized by Guaranty's investment in Federal Home Loan Bank stock and certain mortgage loans. See the Notes to Consolidated Financial Statements for information regarding the maturities and rate structure of Guaranty's FHLB advances. At December 31, 1999, $20 million were outstanding to the FHLB.

Guaranty's borrowings also include securities sold under agreements to repurchase, with mortgage-backed securities or other securities pledged as collateral. The proceeds are used by Guaranty for general corporate purposes. At December 31, 1999, Guaranty had $16.6 million outstanding in securities sold under agreement to repurchase.

Guaranty uses borrowings to supplement deposits when they are available at a lower overall cost to Guaranty or the can be invested at a positive rate of return.

The following table sets forth the maximum month-end balances, average balances and weighted average rates, of FHLB advances and securities sold under agreements to repurchase for the periods indicated.

------------------------------------------------------------------------------------------------------
Year Ended December 31,                   1999                   1998                   1997
------------------------------------------------------------------------------------------------------
(Dollars in thousands)
------------------------------------------------------------------------------------------------------
Maximum Balance:
     FHLB Advances                       $30,000                $26,000               $17,500
     Securities sold under
         agreements to repurchase         16,650                  6,856                 5,867
------------------------------------------------------------------------------------------------------


                                              Weighted               Weighted               Weighted
                                     Average   Average      Average   Average      Average   Average
                                     Balance    Rate        Balance    Rate        Balance    Rate
------------------------------------------------------------------------------------------------------

FHLB Advances                        $26,226    4.88%       $9,748     5.57%       $10,956    6.18%
Securities sold under
     agreements to repurchase          9,387    5.10%        2,336     5.00%         2,007    6.29%
======================================================================================================

At December 31, 1999, Guaranty had $20.0 million outstanding to the FHLB compared to $21 million outstanding at December 31, 1998 and no advances were outstanding at December 31, 1997.

The following table sets forth the balances of Guaranty's short-term borrowings at the dates indicated.

-------------------------------------------------------------------------------
December 31,                              1999           1998           1997
-------------------------------------------------------------------------------
(Dollars in thousands)
-------------------------------------------------------------------------------
FHLB advances                            $20,000        $21,000              -
Securities sold under agreements
  to repurchase                           16,650          1,008          2,989
-------------------------------------------------------------------------------
     Total short-term borrowings         $36,650        $22,008         $2,989
===============================================================================
Weighted average interest rate of
  short-term FHLB advances                 4.88%          5.57%          0.00%
Weighted average interest rate of
  securities sold under agreements to
  repurchase                               6.14%          5.00%          6.29%
===============================================================================

See notes to the Consolidated Financial Statements.

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

Cash and cash equivalents were approximately $12.6 million and $10.5 million at December 31, 1999 and 1998, respectively. Financing activities provided $42.9 million primarily as a result of net proceeds from the sale of common stock of $3.7 million, a net increase in deposits of $26.8 million and an increase in securities sold under agreements to repurchase of $15.6 million. Approximately $4.1 million was provided by operating activities which was primarily a result of an increase in non-cash items, such as a $1.2 million loss on sale of available for sale securities, $486,000 in provision for loan loss and depreciation and amortization of $633,000 along with the cash items such as prepayments by borrowers for taxes and insurance of $366,000 and other liabilities of $628,000. In addition, investing activities absorbed approximately $44.9 million which was primarily a result of a net increase in loans of approximately $43.8 million.

For  the  year  ended  December  31,  1998,  cash  and  cash   equivalents  were
approximately $10.5 million. Financing activities provided $84.7 million primarily as a result of net advances from FHLB of $21.0 million, net increase in deposits of approximately $59.9 million and proceeds from issuance of convertible preferred securities for $6.9 million. Approximately $394,000 was absorbed by operating activities which was primarily a result of an increase in other assets which include approximately $1.5 million increase in originated mortgage servicing rights, increase in accrued interest receivable of approximately $807,000 and amortization of deferred loan fees of approximately $529,000. In addition, investing activities absorbed approximately $79.7 million which was primarily a result of a net increase in loans of approximately $62.8 million, net investment securities purchases of $14.9 million, and purchases of office properties and equipment of approximately $1.5 million.

Guaranty uses its sources of funds primarily to meet operating needs, to pay deposit withdrawals and fund loan commitments. At December 31, 1999 and 1998 total approved loan commitments were $4.4 million and $9.6 million respectively. In addition, at December 31, 1999 and 1998, commitments under unused lines of credit were $61.7 million and $52.3 million, respectively. At December 31, 1997 the total approved loan commitments outstanding amounted to $14.3 million. Certificates of deposits scheduled to mature in one year or less at December 31, 1999, 1998 and 1997 totaled $112.8 million, $91.5 million, $77.7 million, respectively. Management believes that a significant portion of maturing deposits will remain with Guaranty.

Management intends to fund anticipated loan closings and operating needs during 2000 through cash on hand, proceeds from the sale of loans and securities, cash generated from operations and anticipated increases in deposits. Current and anticipated marketing programs will be primarily targeted at the attraction of lower cost transaction accounts. Concurrent with the strategies employed to attract these accounts, management plans to gradually reduce the rate paid on time deposits in comparison to the competition. However, the pricing of time deposits will be balanced against upcoming maturities to ensure that liquidity is not adversely impacted by a large run off of time deposits.

Capital represents funds, earned or obtained, over which financial institutions can exercise greater control in comparison with deposits and borrowed funds. The adequacy of Guaranty's capital is reviewed by management on an ongoing basis with reference to size, composition and quality of Guaranty's resources and consistent with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will support anticipated asset growth and absorb any potential losses. In an effort to increase the capital base during 1999, Guaranty completed a secondary offering of common stock. The proceeds of $3.7 million, less issuance costs of approximately $447,000 were added to the Bank's additional paid in capital. During 1998, Guaranty's wholly-owned subsidiary Guaranty Capital Trust I issued $6.9 million of 7.0% cumulative convertible trust preferred securities. The proceeds, less issuance costs of approximately $276,000 were added to the Bank's additional paid in capital.

Guaranty and Bank are subject to regulatory capital requirements of the Federal Reserve. At December 31, 1999, Guaranty exceeded all such regulatory capital as shown in the following table.

                                                December 31, 1999
                                                Guaranty Financial    Guaranty
                                                   Corporation          Bank
--------------------------------------------------------------------------------
(Dollars in thousands)
--------------------------------------------------------------------------------
Tier 1 Capital:
Common stock                                       $   2,452        $   2,000
Capital surplus                                        8,943            9,790
Cumulative preferred securities (2)                    5,292                -
Retained earnings                                      4,479            9,780
--------------------------------------------------------------------------------
Disallowed intangible assets                              57               57
--------------------------------------------------------------------------------
Total Tier 1 Capital                                  21,109           21,513
--------------------------------------------------------------------------------

Tier 2 Capital:
Allowance for loan losses (1)                          1,203            1,203
Cumulative preferred securities                        2,797                -
--------------------------------------------------------------------------------
Total Tier 2 Capital                                   4,000            1,203
--------------------------------------------------------------------------------
Total Risk Based Capital                           $  25,109        $  22,716
--------------------------------------------------------------------------------

Risk Weighted Assets                               $ 223,805        $ 223,805

Capital Ratios:
Tier 1 Risk-based                                      9.43%            9.61%
Total Risk-based                                      11.22%           10.15%
Tier 1 Capital to average adjusted total assets        9.29%            8.51%
================================================================================
(1)  Limited to 1.25% of risk weighted assets.
(2)  Limited to 1/3 of core capital.

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

ACCOUNTING RULES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain requirements are met, a derivative may be specifically designated as a hedge and an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and requires application prospectively.

SUBISDIARY ACTIVITIES

The Holding Company has two subsidiaries, the Bank and Guaranty Capital Trust I (the "Trust"). The Trust was formed on April 29, 1998 and is the holder of the trust preferred securities which were sold for $6,900,000. See Notes to the Consolidated Financial Statements for information regarding the terms of the securities. The Bank has two wholly owned subsidiaries, GMSC, Inc. ("GMSC") and Guaranty Investments Corporation ("GICO"). GMSC is a financing subsidiary through which Guaranty formed a Real Estate Mortgage Investment Conduit ("REMIC"). Guaranty sells non-deposit investment products through GICO. GICO had a net income of $2,400 for the year ended December 31, 1999 and a net loss of $15,800 for the year ended December 31, 1998.

In 1987, Guaranty formed GMSC and entered into a REMIC in order to create liquidity. Guaranty utilized the REMIC to pool $19.9 million of fixed rate mortgages into mortgage backed securities, which were used as collateral for bonds sold to private investors. The bonds bore a coupon of 8% and were sold at a discount and costs of issuance of approximately $3.3 million. The bonds discount and issuance costs are amortized against income as mortgages underlying the bonds repay. For the years ended December 31, 1999, 1998 and 1997 amortization expense was $156,000, $101,000 and $64,000, respectively. The amortization of the REMIC expenses is treated as interest expense.

YEAR 2000 PROJECT

The Year 2000 presents problems for businesses that are dependent on computer hardware and software to perform date dependent calculations and logic comparisons. A great deal of software and microchip technology was developed utilizing two digit years rather than four digit years (example: 99 instead of 1999). Technology utilizing two digit years most likely will not be able to distinguish the year 2000 from 1900, and therefore may shut down or perform miscalculations and comparisons.

As part of Guaranty's strategic plan, and in conjunction with the Year 2000 readiness plan, Guaranty upgraded its entire computer system, including hardware and software. The changes not only made the institution better prepared for any potential Year 2000 problems, but have also allowed Guaranty to offer more sophisticated products, lower potential down time and increased customer service. Total costs were approximately $325,000, with the expenses being incurred in late 1998 and the first quarter of 1999. Included in non-interest expense for the year ended December 31, 1999 is approximately $200,000 associated with the Year 2000 issue.

Currently Guaranty has experienced no negative effects as a result of the Year 2000 conversion. However, there can be no assurance that during the fiscal year ending December 31, 2000 that no such disturbances will occur.

Item 7.      Financial Statements.

         The following financial statements are filed as a part of this report following Item 13 below:

         Report of Independent Certified Public Accountants
         Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Operations for the years ended December 31,
            1999, 1998 and 1997
         Consolidated  Statements of  Comprehensive  Income (Loss) for the years ended December 31, 1999, 1998 and 1997
         Consolidated  Statements  of  Stockholders'  Equity for the years ended
            December 31, 1999, 1998 and 1997
         Consolidated  Statements of Cash Flows for the years ended December 31,
             1999, 1998 and 1997
         Summary of Accounting Policies
         Notes to Consolidated Financial Statements


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


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         Information set forth under the headings "Election of Directors," "Executive Officers Who Are Not Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance" in Guaranty's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of Guaranty's 1999 fiscal year (the "2000 Proxy Statement"), is hereby incorporated by reference.

Item 10.     Executive Compensation

         Information set forth under the headings "Executive Compensation -- Summary of Cash and Certain Other Compensation," "-- Stock Option Grants," "-- Option Exercises and Holdings," "-- Directors' Fees," and "-- Employment Agreements" in the 2000 Proxy Statement is hereby incorporated by reference.

Item 11.     Security Ownership of Certain Beneficial Owners and Management

         Information set forth under the headings "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the 2000 Proxy Statement is incorporated by reference.

Item 12.     Certain Relationships and Related Transactions

         Information set forth under the heading "Transactions with Management" in the 2000 Proxy Statement is hereby incorporated by reference.

Item 13.     Exhibits and Reports on Form 8-K

         The following documents are attached hereto or incorporated herein by reference as Exhibits:

         (a)      Exhibits

                  3.1 Amended and Restated Articles of Incorporation of Guaranty Financial Corporation (restated in electronic format), attached as Exhibit 3.1 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997, incorporated herein by reference.

                  3.2      Bylaws of Guaranty Financial Corporation, attached as
                           Exhibit 3.1 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997, incorporated herein by reference.

                  10.1 Guaranty Financial Corporation 1991 Incentive Plan (as amended), attached as Exhibit A to the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders, incorporated herein by reference.

                  10.2 Employment Agreement, dated February 26, 1999, by and between the Registrant and Thomas P. Baker, attached as Exhibit 10.2 to the Registrant's Registration Statement on Form S-1, Registration No. 333-88335, filed with the Commission on October 1, 1999, incorporated herein by reference.

                  21       Subsidiaries of the Registrant.

                  27       Financial Data Schedule (filed electronically only).


         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries











                                                            Financial Statements
                                    Years Ended December 31, 1999, 1998 and 1997

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries


                                                                        Contents

================================================================================




Report of Independent Certified Public Accountants                             3

Consolidated Financial Statements

  Balance Sheets                                                               4

  Statements of Operations                                                 5 - 6

  Statements of Comprehensive Income (Loss)                                    7

  Statements of Stockholders' Equity                                           8

  Statements of Cash Flows                                                9 - 11

Summary of Accounting Policies                                           12 - 17

Notes to Consolidated Financial Statements                               18 - 39

Report of Independent Certified Public Accountants



To the Board of Directors and Stockholders
Guaranty Financial Corporation
Charlottesville, Virginia

We have audited the consolidated balance sheets of Guaranty Financial Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guaranty Financial Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.




                                                                BDO Seidman, LLP

Richmond, Virginia
February 2, 2000

===================================================================================================================
December 31,                                                                       1999                 1998
-------------------------------------------------------------------------------------------------------------------

     Assets
Cash and cash equivalents (including interest
   bearing deposits of approximately
   $4,659,000 and $1,561,000)                                                 $  12,634,518        $  10,526,732
Investment securities (Note 1)
   Held-to-maturity                                                               1,335,625            2,343,827
   Available for sale                                                            22,196,717           26,909,320
   Trading                                                                                -            1,000,000
Investment in Federal Home Loan Bank
   stock, at cost (Note 8)                                                        1,500,000            1,300,000
Loans receivable, net (Notes 2 and 10)                                          205,399,169          162,369,285
Accrued interest receivable                                                       1,742,936            1,650,876
Real estate owned                                                                   842,981              488,273
Office properties and equipment, net (Note 3)                                     9,331,484            7,049,982
Mortgage servicing rights (Note 2)                                                  567,697            1,978,000
Other assets (Note 9)                                                             3,788,163            1,403,511
-------------------------------------------------------------------------------------------------------------------












                                                                               $259,339,290         $217,019,806
-------------------------------------------------------------------------------------------------------------------

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                                     Consolidated Balance Sheets

===================================================================================================================

December 31,                                                                       1999                 1998
-------------------------------------------------------------------------------------------------------------------
     Liabilities and Stockholders' Equity

Liabilities
   Deposits (Note 4)                                                           $199,594,671         $172,805,284
   Advances from Federal Home Loan Bank
     (Note 8)                                                                    20,000,000           21,000,000
   Securities sold under agreement to
     repurchase (Notes 1 and 7)                                                  16,650,250            1,008,750
   Bonds payable (Notes 1 and 6)                                                    902,513            1,785,754
   Accrued interest payable                                                         257,879              124,826
   Income taxes payable (Note 9)                                                          -              242,649
   Prepayments by borrowers for taxes and
     insurance                                                                      493,725              128,133
   Other liabilities                                                              1,098,681              470,139
-------------------------------------------------------------------------------------------------------------------

Total liabilities                                                               238,997,719          197,565,535
-------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies
   (Notes 11, 12, 14 and 16)
-------------------------------------------------------------------------------------------------------------------

Convertible preferred securities (Notes 12 and 13)                                6,075,000            6,900,000
-------------------------------------------------------------------------------------------------------------------

Stockholders' Equity (Notes 13 and 14)
   Preferred stock, par value $1 per share,
     500,000 shares authorized, none issued                                               -                    -
   Common stock, par value $1.25 per share,
     4,000,000 shares authorized, 1,961,727
     and 1,501,727 shares issued and
     outstanding                                                                  2,452,159            1,877,159
   Additional paid-in capital                                                     8,943,119            5,724,524
   Accumulated other comprehensive income
     (loss)                                                                      (1,608,089)              89,625
   Retained earnings - substantially restricted                                   4,479,382            4,862,963
-------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                       14,266,571           12,554,271
-------------------------------------------------------------------------------------------------------------------

                                                                               $259,339,290         $217,019,806
===================================================================================================================
                    See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                           Consolidated Statements of Operations

====================================================================================================================
Year Ended December 31,                                            1999                 1998                1997
--------------------------------------------------------------------------------------------------------------------
Interest income
   Loans                                                    $15,764,851          $11,230,838          $7,584,732
   Mortgage-backed securities                                   124,865              207,406           1,045,831
   Investment securities                                      2,482,420            1,622,022             889,245
--------------------------------------------------------------------------------------------------------------------

Total interest income                                        18,372,136           13,060,266           9,519,808
--------------------------------------------------------------------------------------------------------------------

Interest expense
   Deposits                                                   8,365,324            6,184,500           4,922,258
   Borrowings                                                 2,273,678            1,224,475           1,116,152
--------------------------------------------------------------------------------------------------------------------

Total interest expense                                       10,639,002            7,408,975           6,038,410
--------------------------------------------------------------------------------------------------------------------

Net interest income                                           7,733,134            5,651,291           3,481,398

Provision for loan losses (Note 2)                              486,000              184,200             122,320
--------------------------------------------------------------------------------------------------------------------

Net interest income after provision
   for loan losses                                            7,247,134            5,467,091           3,359,078
--------------------------------------------------------------------------------------------------------------------

Other income
   Loan and deposit fees and servicing income                   517,585              656,293             622,587
   Net gain (loss) on sale of loans and
     securities                                                (870,376)           1,062,670           1,067,348
   Other                                                        477,794              247,240             177,837
--------------------------------------------------------------------------------------------------------------------

Total other income                                              125,003            1,966,203           1,867,772
--------------------------------------------------------------------------------------------------------------------

Other expense
   Personnel                                                  3,998,107            3,089,212           2,010,794
   Occupancy (Note 11)                                          918,099              783,473             523,502
   Data processing (Note 11)                                    762,159              585,282             422,851
   Other                                                      1,687,039            1,334,848             885,948
--------------------------------------------------------------------------------------------------------------------

Total other expenses                                          7,365,404            5,792,815           3,843,095
--------------------------------------------------------------------------------------------------------------------



                                                                                                        continued...

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                           Consolidated Statements of Operations
                                                                     (continued)

===================================================================================================================
Year Ended December 31,                                            1999                 1998                1997
--------------------------------------------------------------------------------------------------------------------
Income before income taxes                                       $6,733           $1,640,479          $1,383,755

Provision for income taxes (Note 9)                               2,300              624,200             486,040
--------------------------------------------------------------------------------------------------------------------

Net income                                                       $4,433           $1,016,279          $  897,715
====================================================================================================================

Basic and Diluted Earnings Per Share                             $     -          $      .68          $      .61
====================================================================================================================
                     See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                          Consolidated Statements of Comprehensive Income (Loss)

====================================================================================================================
Year Ended December 31,                                         1999                 1998                  1997
--------------------------------------------------------------------------------------------------------------------
Net income                                                $       4,433           $1,016,279            $897,715
--------------------------------------------------------------------------------------------------------------------

   Other comprehensive income (loss)
     Unrealized gains on securities
       Unrealized holding gains (losses)
         arising during period                               (2,385,032)             (19,865)             82,211
       Less: reclassification adjustment for
         gains (losses) included in net
         income                                                 187,262              (82,211)                  -
--------------------------------------------------------------------------------------------------------------------

   Other comprehensive income (loss),
     before tax                                              (2,572,294)              62,346              82,211

     Income tax (expense) benefit related
       to items of other comprehensive
       income (loss)                                            874,580              (23,692)            (31,240)
--------------------------------------------------------------------------------------------------------------------

   Other comprehensive income (loss)
     net of tax                                              (1,697,714)              38,654              50,971
--------------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)                               $  (1,693,281)          $1,054,933            $948,686
--------------------------------------------------------------------------------------------------------------------
                     See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                 Consolidated Statements of Stockholders' Equity

=======================================================================================================================

                                                                      Accumulated
                                                       Additional       Other                                Total
                                          Common        Paid-in      Comprehensive         Retained      Stockholders'
                                           Stock         Capital     Income (Loss)         Earnings         Equity
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996               $1,155,010     $1,975,695   $           -        $3,445,044     $  6,575,749
Issuance of common stock
   (Note 13)                                718,750      3,752,228               -                 -        4,470,978
Cash dividend                                     -              -               -          (135,259)        (135,259)
Accumulated other
   comprehensive income                           -              -          50,971                 -           50,971
Stock options exercised
   (Note 14)                                  5,000         14,520               -                 -           19,520
Repurchase of common stock                   (2,031)       (17,489)              -                 -          (19,520)
Net income                                        -              -               -           897,715          897,715
-----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                1,876,729      5,724,954          50,971         4,207,500       11,860,154
Cash dividend                                     -              -               -          (360,816)        (360,816)
Accumulated other
   comprehensive income                           -              -          38,654                 -           38,654
Stock options exercised
   (Note 14)                                  2,500         21,500               -                 -           24,000
Repurchase of common stock                   (2,070)       (21,930)              -                 -          (24,000)
Net income                                        -              -               -         1,016,279        1,016,279
-----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                1,877,159      5,724,524          89,625         4,862,963       12,554,271
Cash dividend                                     -              -               -          (388,014)        (388,014)
Accumulated other
   comprehensive loss                             -              -      (1,697,714)                -       (1,697,714)
Repurchase of trust preferred
   securities (Note 12)                                    101,027                                            101,027
Issuance of common stock
   (Note 13)                                575,000      3,117,568               -                 -        3,692,568
Net income                                        -              -               -             4,433            4,433
-----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999               $2,452,159     $8,943,119     $(1,608,089)       $4,479,382      $14,266,571
=======================================================================================================================
                        See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                           Consolidated Statements of Cash Flows

====================================================================================================================
Year Ended December 31,                                       1999                 1998                1997
--------------------------------------------------------------------------------------------------------------------
Operating activities
   Net income                                           $         4,433       $    1,016,279       $     897,715
   Adjustments to reconcile net income
     to net cash provided (absorbed) by
     operating activities
       Provision for loan losses                                486,000              184,200             122,320
       Depreciation and amortization                            632,665              487,073             354,005
       Amortization of deferred loan fees                       (43,797)            (529,287)            (89,564)
       Net amortization of premiums and
         accretion of discounts                                 111,133              194,913              64,154
       Gain on sale of loans                                   (319,689)          (1,328,575)           (518,736)
       Originations of loan held for sale                   (79,669,584)         (58,985,227)        (24,280,323)
       Proceeds from sale of loans                           79,989,273           60,313,802          24,799,059
       Loss (gain) on sale of held to maturity
         and securities available for sale                    1,212,750             (378,082)           (384,194)
       Loss on disposal of office properties
         and equipment                                            5,657                6,316                   -
       (Gain) loss on sale of trading
         account securities                                     303,968              301,869              (5,520)
       Purchases of trading account securities              (30,061,752)        (106,204,637)        (73,838,893)
       Sales of trading account securities                   30,757,784          105,934,956          89,548,520
       Changes in
         Accrued interest receivable                            (92,060)            (806,664)           (173,001)
         Other assets                                           (66,672)          (1,014,818)           (115,936)
         Accrued interest payable                               133,053               66,422             (15,698)
         Income taxes                                          (242,649)              61,549             214,100
         Prepayments by borrowers for
           taxes and insurance                                  365,592               47,309             (25,077)
         Other liabilities                                      628,542              238,239            (777,389)
--------------------------------------------------------------------------------------------------------------------

Net cash provided (absorbed) by operating
   activities                                                 4,134,647             (394,363)         15,775,542
--------------------------------------------------------------------------------------------------------------------




                                                                    continued...

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                           Consolidated Statements of Cash Flows
                                                                     (continued)

====================================================================================================================

Year Ended December 31,                                         1999                 1998                1997
--------------------------------------------------------------------------------------------------------------------
Investing activities
   Net increase in loans                                   $(43,826,795)        $(62,772,937)       $(18,451,153)
   Repayments on held to maturity
     securities                                               1,049,891              555,607             309,815
   Purchase of held to maturity securities                            -             (150,000)                  -
   Purchase of securities available for sale                (53,120,948)        (105,361,247)        (58,088,310)
   Proceeds from sales of securities
     available for sale                                      54,923,087           90,471,571          46,920,567
   Sale of FHLB stock                                         1,100,000                    -             500,100
   Purchase of FHLB stock                                    (1,300,000)            (439,900)                  -
   Purchase of servicing rights                                (806,650)            (499,000)                  -
   Purchase of office properties and
     equipment                                               (2,919,824)          (1,543,593)         (1,407,630)
--------------------------------------------------------------------------------------------------------------------

Net cash absorbed by investing activities                   (44,901,239)         (79,739,499)        (30,216,611)
--------------------------------------------------------------------------------------------------------------------

Financing activities
   Net increase in deposits                                  26,789,387           59,858,272          31,545,941
   Repayment of Federal Home Loan
     Bank advances                                          (30,000,000)         (39,000,000)        (21,000,000)
   Proceeds from Federal Home Loan
     Bank advances                                           29,000,000           60,000,000           3,500,000
   Payments on bonds payable, including
     unapplied payments                                      (1,036,063)            (673,116)           (408,402)
   Increase (decrease) in securities sold
     under agreements to repurchase                          15,641,500           (1,980,250)         (3,692,000)
   Proceeds from issuance of convertible
     preferred securities                                             -            6,900,000                   -
   Repurchase of convertible preferred
     securities                                                (825,000)                   -                   -
   Proceeds from issuance of common
     stock, net                                               3,692,568                    -           4,470,978
   Dividends paid                                              (388,014)            (360,816)           (135,259)
--------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                    42,874,378           84,744,090          14,281,258
--------------------------------------------------------------------------------------------------------------------



                                                                    continued...

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                           Consolidated Statements of Cash Flows
                                                                     (continued)

====================================================================================================================
Year Ended December 31,                                        1999                 1998                1997
--------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash
   equivalents                                             $  2,107,786         $  4,610,228         $  (159,811)

Cash and cash equivalents, beginning
   of year                                                   10,526,732            5,916,504           6,076,315
--------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                      $12,634,518          $10,526,732          $5,916,504
====================================================================================================================
                        See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                                  Summary of Accounting Policies

================================================================================

Nature of Business and Regulatory Environment

Guaranty Financial Corporation (the "Parent Corporation") is a bank holding Corporation whose principal assets are its wholly-owned subsidiaries, Guaranty Bank (the "Bank") and Guaranty Capital Trust I (the "Trust"). The Bank provides a full range of banking services to individual and corporate customers. In these financial statements, the consolidated group is referred to collectively as the "Corporation".

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

Principles of Consolidation

The consolidated financial statements include the accounts of Guaranty Financial Corporation, its wholly-owned subsidiaries, Guaranty Capital Trust I and Guaranty Bank, and the Bank's wholly-owned subsidiaries, GMSC, Inc. and Guaranty Investment Corp. All material intercompany accounts and transactions have been eliminated in the consolidation.

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

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                                  Summary of Accounting Policies
                                                                     (continued)

================================================================================

Investment Securities (continued)

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

The Corporation had approximately $630,000, $1,080,000 and $9,200,000 of loans held for sale at December 31, 1999, 1998 and 1997, respectively. The estimated market value of these loans exceeded their carrying cost.

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

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                                  Summary of Accounting Policies
                                                                     (continued)

================================================================================

Sale of Loans and Participation in Loans

The Corporation is able to generate funds by selling loans and participations in loans to the Federal Home Loan Mortgage Corporation ("FHLMC") and to other insured investors. Under participation servicing agreements, the Corporation continues to service the loans and the participant is paid its share of principal and interest collections.

The Corporation allocates the cost of acquiring or originating mortgage loans between the mortgage servicing rights and the loans, based on their relative fair values, if the bank sells or securitizes the loans and retains the mortgage servicing rights. The Corporation assesses its capitalized mortgage servicing rights for impairment based on the fair value of those rights.

The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value. At December 31, 1999 and 1998 an impairment of approximately $1,000 and $342,000 was recognized on those rights, respectively.

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

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                                  Summary of Accounting Policies
                                                                     (continued)

================================================================================

Allowance for Possible Loan Losses (continued)

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

At December 31, 1999 and 1998 the Corporation had no loans that were considered impaired.

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

Securities Sold Under Agreements to Repurchase

The Corporation enters into sales of securities under agreements to repurchase (reverse repurchase agreements). Fixed-coupon reverse repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the consolidated balance sheets. The dollar amount of securities underlying the agreements remain in the asset accounts.

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

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                                  Summary of Accounting Policies
                                                                     (continued)

================================================================================

Income Taxes

Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

For tax years beginning prior to January 1, 1996, savings banks that met certain definitional tests and other conditions prescribed by the Internal Revenue Code were allowed, within limitations, to deduct from taxable income an allowance for bad debts using the "percentage of taxable income" method. The cumulative bad debt reserve, upon which no taxes have been paid, was approximately $236,000 at December 31, 1998.

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

As a result of the Act, the Corporation must recapture into taxable income approximately $354,000 ratably over six years, which began December 31, 1998, since the Corporation met the residential loan requirement exemption for the period ended December 31, 1997.

Basic and Diluted Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The basic and diluted weighted average number of shares of common stock outstanding were 1,558,439, 1,501,604 and 1,466,843 for the years ended December 31, 1999, 1998 and 1997, respectively.

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                                  Summary of Accounting Policies
                                                                     (continued)

================================================================================

Statements of Cash Flows

Cash and cash equivalents include Federal funds sold with original maturities of three months or less. Interest paid was approximately $10,772,000, $7,343,000 and $6,060,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Cash paid for income taxes was approximately $360,000, $656,000 and $350,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Real estate acquired in the settlement of loans was approximately $1,141,000, $488,000 and $64,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Reclassifications

Certain reclassifications have been made in the prior year consolidated financial statements and notes to conform to the December 31, 1999 presentation.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognized all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain requirements are met, a derivative may be specifically designated as a hedge and an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and requires application prospectively.

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


================================================================================

1.      Investment Securities

A summary of the carrying value and estimated market value of investment securities is as follows:

December 31, 1999
-------------------------------------------------------------------------------------------------------------------------------

                                                                        Gross                  Gross              Estimated
                                                Amortized             Unrealized             Unrealized             Market
                                                   Cost                 Gains                  Losses               Value
-------------------------------------------------------------------------------------------------------------------------------
Held to Maturity

   Mortgage-backed securities                   $1,085,625             $17,048              $       -              $1,102,673
   Other                                           250,000                   -                      -                 250,000
-------------------------------------------------------------------------------------------------------------------------------

                                                 1,335,625              17,048                      -               1,352,673
-------------------------------------------------------------------------------------------------------------------------------

Available for Sale

   Mortgage-backed securities                    4,897,805                   -                117,365               4,780,440
   Corporate bonds                              19,415,565                   -              2,319,038              17,096,527
   Other                                           319,750                   -                      -                 319,750
-------------------------------------------------------------------------------------------------------------------------------

                                                24,633,120                   -              2,436,403              22,196,717
-------------------------------------------------------------------------------------------------------------------------------

                                               $25,968,745             $17,048             $2,436,403             $23,549,390
===============================================================================================================================

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================

1.      Investment Securities (continued)

December 31, 1998
-------------------------------------------------------------------------------------------------------------------------------

                                                                        Gross                  Gross              Estimated
                                                Amortized             Unrealized             Unrealized             Market
                                                   Cost                 Gains                  Losses               Value
-------------------------------------------------------------------------------------------------------------------------------
Held to Maturity

   Mortgage-backed securities                  $  2,093,827            $  93,173             $        -         $  2,187,000
   Other                                            250,000                    -                      -              250,000
-------------------------------------------------------------------------------------------------------------------------------

                                                  2,343,827               93,173                      -            2,437,000
-------------------------------------------------------------------------------------------------------------------------------

Available for Sale

   Corporate bonds                               26,463,324              279,136                161,491           26,580,969
   Other                                            301,438               26,913                      -              328,351
-------------------------------------------------------------------------------------------------------------------------------

                                                 26,764,762              306,049                161,491           26,909,320
-------------------------------------------------------------------------------------------------------------------------------

                                                $29,108,589             $399,222               $161,491          $29,346,320
===============================================================================================================================

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================

1.      Investment Securities (continued)

The amortized cost and estimated market value of available for sale and held to maturity securities at December 31, 1999 by maturity is as follows:

                                                                                 Estimated
                                                         Amortized                 Market
                                                           Cost                    Value
--------------------------------------------------------------------------------------------------
Held to Maturity
   Mortgage-backed securities                          $  1,085,625             $  1,102,673
   Other                                                    250,000                  250,000
--------------------------------------------------------------------------------------------------

                                                          1,335,625                1,352,673
--------------------------------------------------------------------------------------------------

Available for Sale
   Mortgage-backed securities                             4,897,805                4,780,440
   Due after five years                                  19,735,315               17,416,277
--------------------------------------------------------------------------------------------------

                                                         24,633,120               22,196,717
--------------------------------------------------------------------------------------------------

                                                        $25,968,745              $23,549,390
--------------------------------------------------------------------------------------------------

Gross gains and losses from the sale of securities during the years ended December 31, 1999, 1998 and 1997 were as follows (in 000's):

                                                        1999                         1998                       1997
                                                Gains          Losses         Gains        Losses        Gains       Losses
-------------------------------------------------------------------------------------------------------------------------------
Held to Maturity                                  $   -        $     -         $    -        $202          $237        $   -
Available for Sale                                  256          1,468            579           -           147            -
Trading                                              77            381            162         464           134          128

Mortgage backed securities of approximately $1,086,000 and $2,094,000 at December 31, 1999 and 1998, respectively, were pledged for bonds payable (Note
6). At December 31, 1999 and 1998, investment securities with a market value of approximately $16,650,000 and $1,008,000, respectively were pledged as collateral under repurchase agreements (Note 7).

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================

2.      Loans Receivable

Loans receivable are summarized as follows

December 31,                                           1999              1998
--------------------------------------------------------------------------------

Residential real estate                       $  62,795,692     $  66,369,052
Commercial real estate                           12,295,263        13,293,237
Construction and land                            66,180,482        60,088,168
Commercial business                              52,561,209        23,692,273
Consumer                                         17,191,224         9,629,551
--------------------------------------------------------------------------------

                                                211,023,870       173,072,281
--------------------------------------------------------------------------------

Less
   Undisbursed loan funds                         4,381,823         9,587,873
   Deferred loan fees                                39,640           112,809
   Allowance for loan losses                      1,203,238         1,002,314
--------------------------------------------------------------------------------

                                                  5,624,701        10,702,996
--------------------------------------------------------------------------------

                                               $205,399,169      $162,369,285
================================================================================

The allowance for loan losses is summarized as follows:

                                                                       Amount
--------------------------------------------------------------------------------

Balance at December 31, 1996                                       $   869,851
Provision charged to expense                                           122,320
Net charge-offs                                                        (57,194)
--------------------------------------------------------------------------------

Balance at December 31, 1997                                           934,977
Provision charged to expense                                           184,200
Net charge-offs                                                       (116,863)
--------------------------------------------------------------------------------

Balance at December 31, 1998                                         1,002,314
Provision charged to expense                                           486,000
Net charge-offs                                                       (285,076)
--------------------------------------------------------------------------------

Balance at December 31, 1999                                        $1,203,238
================================================================================

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================

2.      Loans Receivable (continued)

The Corporation serviced loans for others aggregating approximately $241,930,000 and $173,147,000 at December 31, 1999 and 1998, respectively. Approximately $189,000,000 of loans serviced at December 31, 1999 were sold to a third party with transfer of the loans to occur in February 2000. Mortgage servicing rights were approximately $568,000 and $1,978,000 at December 31, 1999 and 1998, respectively. Mortgage servicing rights of approximately $1,571,000 and $1,584,000 were capitalized during the years ended December 31, 1999 and 1998, respectively.

Gross gains and gross losses on the sale of loans totaling approximately $911,000, and $592,000, $1,374,000 and $46,000, and $520,000 and $1,000 were realized during the years ended December 31, 1999, 1998 and 1997, respectively.

3.      Office Properties and Equipment

Office properties and equipment are summarized as follows:

December 31,                                                1999          1998
--------------------------------------------------------------------------------

Land                                                  $3,494,851    $2,127,055
Building and leasehold improvements                    4,389,136     3,691,488
Furniture and fixtures                                 1,223,340     1,052,840
Equipment                                              2,032,628     1,479,974
Automobiles                                              129,743        59,598
--------------------------------------------------------------------------------

                                                      11,269,398     8,410,955
Less accumulated depreciation and amortization         1,938,214     1,360,973
--------------------------------------------------------------------------------

Net office properties and equipment                   $9,331,484    $7,049,982
================================================================================

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================

4.      Deposits

Deposits are summarized as follows:

December 31,                                            1999             1998
--------------------------------------------------------------------------------

Statement savings accounts                     $  11,202,630    $   9,862,983
Demand deposit accounts                           30,205,914       23,432,095
Money market accounts                             27,877,742       22,319,439
--------------------------------------------------------------------------------

                                                  69,286,286       55,614,517
--------------------------------------------------------------------------------

Time deposits                                    130,308,385      117,190,767
--------------------------------------------------------------------------------

                                                $199,594,671     $172,805,284
--------------------------------------------------------------------------------

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $40,596,000 and $29,640,000 at December 31, 1999 and
1998, respectively.

At December 31, 1999, scheduled maturities of certificates are as follows:

             Year Ending December 31,
            --------------------------------------------------------------------

                         2000                                   $112,783,419
                         2001                                     12,151,684
                         2002                                      3,292,624
                         2003                                      1,413,126
                  2004 and thereafter                                667,532
            --------------------------------------------------------------------

                                                                $130,308,385
            --------------------------------------------------------------------

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================

5.      Fair Value of Financial Instruments

The estimated fair values of the Corporation's financial instruments are as follows:

December 31,                                                          1999                                1998
-------------------------------------------------------------------------------------------------------------------------------
                                                            Carrying            Fair           Carrying            Fair
                                                             Amount             Value           Amount             Value
-------------------------------------------------------------------------------------------------------------------------------
Financial assets
   Cash and short-term investments                          $ 12,634,518      $ 12,635,000    $  10,526,732     $  10,527,000
   Securities                                                 23,532,342        23,549,000       30,253,147        30,346,000
   Loans, net of allowance for loan losses                   205,399,169       206,287,000      162,369,285       163,090,000

Financial liabilities
   Deposits                                                  199,594,671       199,951,000      172,805,284       173,825,000
   Advances from Federal Home Loan Bank                       20,000,000        20,000,000       21,000,000        21,000,000
   Securities sold under agreement to repurchase              16,650,250        16,650,000        1,008,750         1,009,000
   Bonds payable                                                 902,513               N/A        1,785,754               N/A

                                                              Notional            Fair           Notional            Fair
                                                               Amount             Value           Amount             Value
-------------------------------------------------------------------------------------------------------------------------------
Unrecognized financial instruments
   Commitments to extend credit                              $66,134,000       $66,134,000      $61,917,000       $61,917,000
   Forward commitments to repurchase
     mortgage-backed securities                                        -                 -       10,000,000        10,000,000

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

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================

5.      Fair Value of Financial Instruments (continued)

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

Securities sold under agreement to repurchase
---------------------------------------------

Fixed-coupon reverse repurchase agreements are treated as short-term financings. The carrying value is considered a reasonable estimate of fair value.

Bonds payable
-------------

Due to the nature and terms (Note 6) of the bonds payable held by GMSC, Inc. at December 31, 1999 and 1998, it was not deemed practicable to estimate the fair value.

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

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================

5.      Fair Value of Financial Instruments (continued)

Forward Commitments to purchase mortgage-backed securities
----------------------------------------------------------

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

December 31,                                                                  1999               1998
--------------------------------------------------------------------------------------------------------
Serial Bonds

   Class A-3, maturing January 20, 2019, at 8.0%                        $1,152,698         $2,169,815
   Unapplied payments                                                      (85,628)           (66,683)
--------------------------------------------------------------------------------------------------------

                                                                         1,067,070          2,103,132
   Less unamortized discount                                              (164,557)          (317,378)
--------------------------------------------------------------------------------------------------------

                                                                        $  902,513         $1,785,754
========================================================================================================

The  Bonds  are  repaid  in  conjunction   with  the  net  cash  flow  from  the
mortgage-backed securities together with the reinvestment income thereon. As a result, the actual life of the Bonds is less than their stated maturities. Interest is paid as incurred on the Class A-3 Bonds. The indenture also provides for the establishment of two trust accounts to insure the timely payment of interest, debt maturities, trustee and accounting fees and other expenses. The account established for payment of trustee and accounting fees is included in cash on the statement of condition. The account established for payment of interest and debt maturities is netted with cash and bonds payable on the balance sheet.

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================

7.      Securities Sold Under Agreements to Repurchase

The following is a summary of certain information regarding the Bank's repurchase agreements:

Year Ended December 31,                                                    1999             1998
---------------------------------------------------------------------------------------------------
Balance at end of year                                              $16,650,250       $1,009,000
Weighted average interest rate during the year                          5.10%            5.00%
Average amount outstanding during the year                          $ 9,387,194       $2,336,294
Maximum amount outstanding at any month end during
   the year                                                         $16,650,250       $6,856,060

8.      Advances From Federal Home Loan Bank

Information related to borrowing activity from the Federal Home Loan Bank is as follows:

Year Ended December 31,                                                    1999             1998
---------------------------------------------------------------------------------------------------
Maximum amount outstanding during the year                          $30,000,000      $26,000,000
---------------------------------------------------------------------------------------------------

Average amount outstanding during the year                          $26,225,806      $ 9,748,000
---------------------------------------------------------------------------------------------------

Average interest rate during the year                                   4.88%             5.57%
---------------------------------------------------------------------------------------------------

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================

9.      Income Taxes

The provision for income taxes as presented in the consolidated statements of operations are as follows:

Year ended December 31,                   1999            1998            1997
--------------------------------------------------------------------------------

Current income tax                      $2,300        $624,200        $458,040
Deferred income tax                          -               -          28,000
--------------------------------------------------------------------------------

                                        $2,300        $624,200        $486,040
================================================================================

Reconciliations of the provision for income taxes computed at the federal statutory income tax rate to the effective rate follows:

Year ended December 31,                   1999            1998            1997
--------------------------------------------------------------------------------

Tax expense at statutory rate           $2,300        $557,800        $470,477
Adjustments
   Effect of state taxes                     -               -          55,350
   Other                                     -          66,400         (39,787)
--------------------------------------------------------------------------------

                                        $2,300        $624,200        $486,040
================================================================================

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================

9.      Income Taxes (continued)

The components of the net deferred income taxes, which is included in other assets in the balance sheet, are as follows:

December 31,                                             1999            1998
--------------------------------------------------------------------------------

Deferred tax asset
   Bad debt reserves                              $   363,000       $ 241,000
   Deferred loan fees                                  22,000          30,000
   Servicing rights                                         -         116,000
   Available for sale securities                      828,000               -
   Other                                               70,000         143,000
--------------------------------------------------------------------------------

Total deferred tax asset                            1,283,000         530,000
--------------------------------------------------------------------------------

Deferred tax liability
   GMSC REMIC                                          97,000         133,000
   FHLB stock                                          26,000         167,000
   Fixed assets                                       221,000          84,000
   Trading securities                                       -          90,000
--------------------------------------------------------------------------------

Total deferred tax liability                          344,000         474,000
--------------------------------------------------------------------------------

Net deferred tax asset                            $   939,000       $  56,000
--------------------------------------------------------------------------------

10.     Related Party Transactions

In the normal course of business, the Corporation makes loans to directors, officers and other related parties. These loans are made on substantially the same terms as those prevailing at the time for comparable transactions with the other borrowers.

The following is a summary of loan transactions with directors, officers and other related parties:

December 31,                                             1999            1998
--------------------------------------------------------------------------------

Balance at the beginning of year                  $   975,000        $293,000
Additional loans                                      798,000         856,000
Loan reductions                                      (304,000)       (174,000)
--------------------------------------------------------------------------------

Balance at end of year                             $1,469,000        $975,000
================================================================================

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================

11.     Commitments and Contingencies

The Corporation leases office space under operating leases expiring at various dates through 2002 and has a contract for data processing services whose initial term expires in February 2004 and requires minimum payments of $25,800 per month. Future minimum rental and data processing payments required that have initial or remaining noncancelable terms in excess of one year as of December 31, 1999, are as follows:

                                                          Amount
                                            ------------------------------------
                                                                   Data
Year Ending December 31,                        Leases          Processing
--------------------------------------------------------------------------------

2000                                            $  91,300       $   309,600
2001                                               87,500           309,600
2002                                               61,200           309,600
2003                                               28,900           309,600
2004                                               22,600            51,600
--------------------------------------------------------------------------------

                                                 $291,500        $1,290,000
================================================================================

Total rental expense amounted to approximately $91,600, $70,000 and $47,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Total data processing expense amounted to approximately $762,000, $585,000, and $423,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

The Corporation is defendant in various lawsuits incidental to its business. Management is of the opinion that its financial position will not be materially affected by the ultimate resolution of any pending or threatened litigation.

12.     Convertible Preferred Stock

On April 29, 1998, the Corporation formed Guaranty Capital Trust I (the "Trust"), a wholly owned subsidiary. The Trust issued 276,000 shares of 7.0% cumulative preferred securities maturing May 5, 2028 with an option to call on or after April 29, 2003 (call price of $18.50 per share) for $6,900,000. Conversion of the preferred securities into the corporations stock may occur at any time prior to maturity. The Trust also issued 8,537 shares of convertible common stock for $213,425. The Corporation purchased all shares of the common stock. The proceeds from the sale of the preferred securities were utilized to purchase from the Corporation junior subordinated debt securities (guaranteed by the Bank), of $7,113,425 bearing interest at 7.0% and maturing May 5, 2028. All intercompany interest and equity was eliminated in consolidation.

In December 1999 the Corporation repurchased 33,000 shares of the cumulative preferred securities at an average price of $17.97 per share which resulted in a net gain, recognized in the statement of stockholders' equity, on the repurchase of $101,000.

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================

13.     Stockholders' Equity

On November 4, 1999, the Corporation completed a secondary offering of its common stock through the sale of 460,000 shares at a price of $9.00 per share. Proceeds to the Corporation from the offering (net of offering expenses of approximately $447,000) were approximately $3,693,000.

The following table represents the Bank's regulatory capital levels.

                                        Amount             Percent             Actual            Actual           Excess
 December 31, 1999                     Required           Required             Amount            Percent          Amount
--------------------------------------------------------------------------------------------------------------------------------
Tier 1 risk based                    $  8,952,000           4.00%           $21,513,000           9.61%        $12,561,000
Total risk based capital               17,904,000           8.00             22,716,000          10.15           4,812,000

                                        Amount             Percent             Actual            Actual           Excess
 December 31, 1998                     Required           Required             Amount            Percent          Amount
--------------------------------------------------------------------------------------------------------------------------------

Tier 1 risk based                    $  7,246,000           4.00%           $16,645,000           9.19%         $9,399,000
Total risk based capital               14,492,000           8.00             17,647,000           9.74           3,155,000

The Corporation may not declare or pay a cash dividend, or repurchase any of its capital stock if the effect thereof would cause the net worth of the Corporation to be reduced below the net worth requirement imposed by federal regulations.

Proceeds from the Trust Preferred Securities were contributed to capital of the Bank and are included, to the extent allowed, in the calculation of regulatory capital.

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================

14.     Stock Option Plan

The Corporation has a noncompensatory stock option plan (the "Plan") designed to provide long-term incentives to key employees. All options are exercisable upon date of vesting.

The following table summarizes options outstanding:

                                                1999                            1998                          1997
-------------------------------------------------------------------------------------------------------------------------------

                                                   Weighted -                       Weighted -                   Weighted -
                                                     average                         average                       average
                                                    exercise                         exercise                     exercise
                                        Shares        price          Shares           price           Shares        price
-------------------------------------------------------------------------------------------------------------------------------
Options outstanding at
   beginning of year                    88,000       $15.86          71,200          $15.25            4,000      $   4.88
Granted                                 44,500        12.00          37,500           15.86           72,000         15.25
Forfeited                               (2,500)       12.00         (18,700)          16.03             (800)        12.00
Exercised                                    -         -             (2,000)          12.00           (4,000)         4.88
-------------------------------------------------------------------------------------------------------------------------------

Options outstanding
   at end of year                      130,000       $12.98          88,000          $15.86           71,200        $15.25
===============================================================================================================================

Options exercisable
   at end of year                       49,700                       24,200                           11,240
===============================================================================================================================

The weighted average fair value of options granted during the year ended December 31, 1999, 1998 and 1997 was $3.17, $4.85 and $1.14, respectively.

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================

The Corporation applies Accounting Principals Board Opinion No. 25 in accounting for stock options granted to employees. Had compensation expense been determined based upon the fair value of the awards at the grant date and consistent with the method under Statement of Financial Accounting Standards 123, the Corporation's net earnings and net earnings per share would have been decreased to the pro forma amounts indicated in the following table:

Year Ended December 31,                                                               1999             1998              1997
-------------------------------------------------------------------------------------------------------------------------------
Net income (loss)
   As reported                                                                  $    4,433        $1,016,279         $897,715
   Pro forma                                                                       (88,670)          896,242          844,363

Net income (loss) per share (basic and diluted)
   As reported                                                                  $      .00        $      .68         $   0.61
   Pro forma                                                                          (.06)              .60             0.58

The fair value of each option granted is estimated on the date of grant using the Black-Sholes option pricing model with the following assumptions used for grants for the year ended December 31, 1999: a risk free interest rate of 5.18%, dividend yield of .50%, expected weighted average term of 8.00 years, and a volatility of 20.00%.

15.     Employee Benefit Plans

Effective February 16, 1989, the Corporation adopted a 401(k) profit-sharing plan in which all employees are eligible to participate after one year of service and are at least twenty-one years of age. Participants may elect to contribute a percentage of their compensation to the plan. The Corporation may make contributions to the plan at its discretion. Corporation contributions are allocated to employee accounts using a systematic formula based on participant compensation. The Corporation contributed approximately $56,000, $14,900 and $10,300 for the years ended December 31, 1999, 1998 and 1997, respectively.

16.     Financial Instruments With Off-Balance-Sheet Risk

The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, options written and purchased, forward commitments to purchase mortgage-backed securities and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of these instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================

16.     Financial Instruments With Off-Balance-Sheet Risk (continued)

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

Unless noted otherwise, the Corporation does not require collateral or other security to support financial instruments with credit risk.

December 31,                                                                         1999           1998
----------------------------------------------------------------------------------------------------------
Financial instruments whose contract amounts represent credit risk
   Commitments to extend credit                                               $66,134,000    $61,917,000
   Standby letters of credit written                                            4,719,000      1,454,000

Financial instruments whose contract amounts represent interest rate risk
     Forward commitment to purchase mortgage-backed securities                          -     10,000,000

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

Substantially all of the Corporation's loan activity was with customers located in Charlottesville and Richmond, Virginia and surrounding counties, with approximately 30% of the loans collateralized by one to four family residential properties.

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================

17.     Selected Quarterly Financial Data (Unaudited)

Condensed quarterly consolidated financial data is shown as follows: (Dollars in thousands except per share data)

                                                       First                Second               Third             Fourth
Year ended December 31, 1999                          Quarter              Quarter              Quarter           Quarter
-------------------------------------------------------------------------------------------------------------------------------
Total interest income                                   $3,906               $4,679               $4,652             $5,135
Total interest expense                                   2,526                2,649                2,721              2,743
-------------------------------------------------------------------------------------------------------------------------------

Net interest income                                      1,380                2,030                1,931              2,392
Provision for loan losses                                   60                  105                  216                105
-------------------------------------------------------------------------------------------------------------------------------

Net interest income after provision
   for loan losses                                       1,320                1,925                1,715              2,287

Other income (loss)                                        794                  158               (1,139)               312
Other expenses                                           1,701                1,701                1,917              2,047
-------------------------------------------------------------------------------------------------------------------------------

Income (loss) before income tax
   expense (benefit)                                       413                  382               (1,341)               552

Income tax expense (benefit)                               140                  130                 (456)               188
-------------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                       $  273               $  252               $ (885)            $  364
===============================================================================================================================

Basic and diluted earnings (loss)
   per share                                            $  .18               $  .17               $ (.59)            $  .21
===============================================================================================================================

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================

17.     Selected Quarterly Financial Data (Unaudited) (continued)

                                                        First               Second               Third               Fourth
Year ended December 31, 1998                           Quarter              Quarter              Quarter             Quarter
-------------------------------------------------------------------------------------------------------------------------------
Total interest income                                   $2,508               $2,956               $3,506             $4,090
Total interest expense                                   1,540                1,753                2,065              2,051
-------------------------------------------------------------------------------------------------------------------------------

Net interest income                                        968                1,203                1,441              2,039
Provision for loan losses                                   42                   44                   49                 49
-------------------------------------------------------------------------------------------------------------------------------

Net interest income after provision
   for loan losses                                         926                1,159                1,392              1,990

Other income                                               613                  375                  730                248
Other expenses                                           1,173                1,245                1,607              1,768
-------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                 366                  289                  515                470

Income taxes                                               153                  105                  201                165
-------------------------------------------------------------------------------------------------------------------------------

Net income                                              $  213               $  184               $  314             $  305
===============================================================================================================================

Basic and diluted earnings per share                    $  .17               $  .12               $  .21             $  .18
===============================================================================================================================

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================

18.      Condensed Financial  Information of the Corporation (Parent Corporation
         Only)

                   Condensed Statements of Financial Condition

December 31,                                                       1999                  1998
-----------------------------------------------------------------------------------------------
     Assets

Investment in subsidiaries, at equity                       $21,695,484           $19,289,414
Cash                                                            129,640                11,612
Prepaid expenses and other assets                               455,664               527,117
-----------------------------------------------------------------------------------------------

                                                            $22,280,788           $19,828,143
===============================================================================================


     Liabilities and Stockholders' Equity

Other liabilities                                           $   117,703           $   250,072
-----------------------------------------------------------------------------------------------

Total liabilities                                               117,703               250,072
-----------------------------------------------------------------------------------------------

Subordinated debt                                             6,288,425             7,113,425
-----------------------------------------------------------------------------------------------

Stockholders' equity
   Common stock                                               2,452,159             1,877,159
   Additional paid-in capital                                 8,943,119             5,724,524
   Retained earnings                                          4,479,382             4,862,963
-----------------------------------------------------------------------------------------------

Total stockholders' equity                                   15,874,660            12,464,646
-----------------------------------------------------------------------------------------------

                                                            $22,280,788           $19,828,143
===============================================================================================

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================

18.      Condensed Financial  Information of the Corporation (Parent Corporation
         Only) (continued)

                       Condensed Statements of Operations

Year Ended December 31,                                                        1999                1998
---------------------------------------------------------------------------------------------------------
Income
   Dividends received from Bank                                           $ 886,278          $  361,306
---------------------------------------------------------------------------------------------------------

Total income                                                                886,278             361,306
---------------------------------------------------------------------------------------------------------

Interest expense                                                           (497,940)           (319,324)
Noninterest expense                                                         (23,473)            (19,305)
---------------------------------------------------------------------------------------------------------

Income before undistributed net income of the Bank                          364,865              22,677
Undistributed net income                                                   (360,432)            993,602
---------------------------------------------------------------------------------------------------------

Net income                                                                $   4,433          $1,016,279
=========================================================================================================

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================

18.      Condensed Financial  Information of the Corporation (Parent Corporation
         Only) (continued)

                       Condensed Statements of Cash Flows

Year Ended December 31,                                                                            1999                  1998
-------------------------------------------------------------------------------------------------------------------------------
Operating activities
   Net income                                                                              $      4,433          $  1,016,279
   Adjustments
     Undistributed earnings of the Bank                                                         360,432              (993,602)
     Gain on repurchase of subordinated debt                                                    101,027                     -
     (Increase) decrease in prepaid and other assets                                             71,453              (486,281)
     (Decrease) increase in other liabilities                                                  (132,369)              250,072
     Other                                                                                       39,788                 1,229
-------------------------------------------------------------------------------------------------------------------------------

Net cash provided (absorbed) by operating activities                                            444,764              (212,303)
-------------------------------------------------------------------------------------------------------------------------------

Investing activities
   Dividends received from Bank                                                                 886,278               361,306
   Investment in the Bank                                                                    (3,692,568)                    -
   Investment in Guaranty Capital Trust                                                               -            (6,900,000)
-------------------------------------------------------------------------------------------------------------------------------

Net cash absorbed by investing activities                                                    (2,806,290)           (6,538,694)
-------------------------------------------------------------------------------------------------------------------------------

Financing activities
   Cash dividends paid on common stock                                                         (388,014)             (360,816)
   Issuance of subordinate debt                                                                       -             7,113,425
   Repurchase of subordinated debt                                                             (825,000)                    -
   Issuance of common stock                                                                   3,692,568                     -
-------------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                                     2,479,554             6,752,609
-------------------------------------------------------------------------------------------------------------------------------

Increase in cash                                                                                118,028                 1,612

Cash, beginning of year                                                                          11,612                10,000
-------------------------------------------------------------------------------------------------------------------------------

Cash, end of year                                                                          $    129,640          $     11,612
===============================================================================================================================

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GUARANTY FINANCIAL CORPORATION



Date:  March 29, 2000                     By: /s/ Thomas P. Baker
                                              ----------------------------------
                                              Thomas P. Baker
                                              President, Chief Executive Officer
                                              and Director


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                                    Title                                   Date
               ---------                                    -----                                   ----

          /s/ Thomas P. Baker                     President, Chief Executive                   March 29, 2000
-------------------------------------                Officer and Director
            Thomas P. Baker                      (Principal Executive Officer)


     /s/ L. Benjamin Johnson, III                Vice President and Controller                 March 29, 2000
-------------------------------------              (Principal Financial and
        L. Benjamin Johnson, III                       Accounting Officer)


                                                     Chairman of the Board                     March __, 2000
-------------------------------------
            Douglas E. Caton


          /s/ Harry N. Lewis                      Vice Chairman of the Board                   March 29, 2000
-------------------------------------
             Harry N. Lewis


          /s/ Henry J. Browne                              Director                            March 29, 2000
-------------------------------------
            Henry J. Browne


        /s/ Jason I. Eckford, Jr.                          Director                            March 29, 2000
-------------------------------------
         Jason I. Eckford, Jr.


        /s/ Robert P. Englander                            Director                            March 29, 2000
-------------------------------------
          Robert P. Englander


           /s/ John R. Metz                                Director                            March 29, 2000
-------------------------------------
              John R. Metz


               Signature                                    Title                                   Date
               ---------                                    -----                                   ----


         /s/ James R. Sipe, Jr.                            Director                            March 29, 2000
-------------------------------------
           James R. Sipe, Jr.


        /s/ Oscar W. Smith, Jr.                            Director                            March 29, 2000
-------------------------------------
          Oscar W. Smith, Jr.


           /s/ John B. Syer                                Director                            March 29, 2000
-------------------------------------
              John B. Syer

                                  EXHIBIT INDEX

        Number                       Document
        ------                       --------

         3.1 Amended and Restated Articles of Incorporation of Guaranty Financial Corporation (restated in electronic format), attached as Exhibit 3.1 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997, incorporated herein by reference.

         3.2             Bylaws of Guaranty Financial  Corporation,  attached as
                         Exhibit 3.1 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997, incorporated herein by reference.

         10.1 Guaranty Financial Corporation 1991 Incentive Plan (as amended), attached as Exhibit A to the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders, incorporated herein by reference.

         10.2 Employment Agreement, dated February 26, 1999, by and between the Registrant and Thomas P. Baker, attached as
                         Exhibit 10.2 to the Registrant's Registration Statement on Form S-1, Registration No. 333-88335, filed with the Commission on October 1, 1999, incorporated herein by reference.

         21              Subsidiaries of the Registrant.

         27              Financial Data Schedule (filed electronically only).