Form 10QSB
period 2000-03-31
GUARANTY FINANCIAL CORP /VA/
filed 2000-05-15
CIK 919967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended                                    Commission File No. 0-25905
March 31, 2000




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

         As of April 18, 2000, 1,961,727 shares of the Registrant's Common Stock, par value $1.25 per share, were outstanding.

                         GUARANTY FINANCIAL CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX
                                      -----

Part I.  Financial Information                                                             Page No.
------------------------------                                                             --------
Item 1   Financial Statements

         Consolidated Balance Sheets
         as of March 31,2000 (unaudited) and December 31, 1999                                 3

         Consolidated Statements of Operations for the
         Three Months Ended March 31, 2000 and 1999 (unaudited)                                4

         Consolidated Statements of Comprehensive Income
         For the Three Months Ended March 31, 2000 and 1999 (unaudited)                        5

         Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 2000 and 1999 (unaudited)                                6

         Notes to Consolidated Financial Statements                                            7

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                   8

Part II. Other Information
--------------------------

Item 1   Legal Proceedings                                                                    11

Item 2   Changes in Securities                                                                11

Item 3   Defaults upon Senior Securities                                                      11

Item 4   Submission of Matters to a Vote of Security Holders                                  11

Item 5   Other Information                                                                    11

Item 6   Exhibits and Reports on Form 8-K                                                     11

         Signatures                                                                           12


                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          GUARANTY FINANCIAL CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                                  (In Thousands)

                                                      March 31,        December 31,
                                                        2000               1999
                                                    -------------      -------------
ASSETS                                               (Unaudited)
Cash and cash equivalents                           $     12,887       $     12,634
Investment securities
   Held-to-maturity                                        1,296              1,336
   Available for sale                                     22,361             22,197
Investment in FHLB stock at, cost                          1,550              1,500
Loans receivable, net                                    220,281            205,399
Accrued interest receivable                                2,019              1,743
Real estate owned                                            803                843
Office properties and equipment, net                       9,288              9,331
Mortgage servicing rights                                    654                568
Other assets                                               1,998              3,788
                                                    -------------      -------------
          Total assets                              $    273,137       $    259,339
                                                    =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   NOW/MMDA accounts                                $     59,483       $     58,083
   Savings accounts                                       11,458             11,203
   Certificates of deposit                               149,813            130,308
                                                    -------------      -------------
                                                         220,754            199,594
Bonds payable                                                918                903
Advances from Federal Home Loan Bank                      25,000             20,000
Securities sold under agreement to repurchase              4,488             16,650
Accrued interest payable                                     415                258
Payments by borrowers for taxes and insurance                542                494
Other liabilities                                            475              1,099
                                                    -------------      -------------
          Total liabilities                              252,592            238,998
                                                    -------------      -------------

COMMITMENTS & CONTINGENCIES
Convertible preferred securities                           6,012              6,075

STOCKHOLDERS' EQUITY
Preferred stock, par value $1 per share, 500,000
   shares authorized, none issued                              -                  -
Common stock, par value $1.25 per share,
   4,000,000 shares authorized, 1,961,727
   issued and outstanding                                  2,452              2,452
Additional paid-in capital                                 8,953              8,943
Accumulated comprehensive income (loss)                   (1,478)            (1,608)
Retained earnings                                          4,606              4,479
                                                    -------------      -------------
          Total stockholders' equity                      14,533             14,266
                                                    -------------      -------------
Total liabilities and stockholders' equity          $    273,137       $    259,339
                                                    =============      =============

                         GUARANTY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)

                                                                 Three Months Ended
                                                                     March 31,
                                                         ----------------------------------
                                                              2000               1999
                                                         ---------------    ---------------
                                                                    (unaudited)
Interest income
   Loans                                                 $        4,768     $        3,328
   Investment securities                                            559                578
                                                         ---------------    ---------------
Total interest income                                             5,327              3,906
                                                         ---------------    ---------------

Interest expense
   Deposits                                                       2,362              2,015
   Borrowings                                                       657                511
                                                         ---------------    ---------------
Total interest expense                                            3,019              2,526
                                                         ---------------    ---------------

Net interest income                                               2,308              1,380

Provision for loan losses                                           130                 60
                                                         ---------------    ---------------

Net interest income after provision
      for loan losses                                             2,178              1,320

Other income
   Loan and deposit fees and servicing income                       164                213
   Gain (loss) on sale of loans and securities                      (71)               494
   Other                                                            121                 87
                                                         ---------------    ---------------
Total other income                                                  214                794
                                                         ---------------    ---------------

Other expenses
   Personnel                                                      1,043                968
   Occupancy                                                        221                180
   Data processing                                                  219                165
   Deposit insurance premiums                                        59                  3
   Other                                                            480                385
                                                         ---------------    ---------------
Total other expenses                                              2,022              1,701
                                                         ---------------    ---------------

Income before income taxes                                          370                413
                                                         ---------------    ---------------

Provision for income taxes                                          126                140
                                                         ---------------    ---------------

Net income                                               $          244     $          273
                                                         ===============    ===============

Basic and diluted earnings per
  common share                                           $         0.12     $         0.18
                                                         ===============    ===============

                         GUARANTY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)

                                                                     Three Months Ended
                                                                          March 31,
                                                                 ----------------------------
                                                                     2000            1999
                                                                 ------------    ------------
                                                                               (unaudited)
Net Income                                                       $       244     $       273
                                                                 ------------    ------------

Other comprehensive income:
   Unrealized gains (loss) on securities available for sale             $197         ($1,164)
   Less: reclassification adjustment for gains (losses)
          included in net income                                           -               -
                                                                 ------------    ------------

Other comprehensive income (loss), before tax                            197          (1,164)

Income tax (expense) benefit related to items of other
    comprehensive income                                                 (67)            396
                                                                 ------------    ------------

Other comprehensive income (loss), net of tax                            130            (768)
                                                                 ------------    ------------

Comprehensive Income (loss)                                      $       374     $      (495)
                                                                 ============    ============

                         GUARANTY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                              2000            1999
                                                                                          -------------   -------------
                                                                                                   (unaudited)
Operating Activities
      Net Income                                                                           $       244     $       273
      Adjustments to reconcile net income to net cash provided
           (absorbed) by operating activities:
           Provision for loan losses                                                               130              60
           Depreciation and amortization                                                           179             140
           Deferred loan fees                                                                      (18)            (31)
           Net amortization of premiums and accretion of discounts                                 (25)            418
           Loss (gain) on sale of loans                                                             71            (180)
           Originations of loans held for sale                                                  (3,921)        (18,217)
           Proceeds from sale of loans                                                           3,850          18,397
           Loss (gain) on sale of securities available for sale                                      -             (89)
           (Gain) loss on trading securities                                                         -              22
           Purchase of trading securities                                                            -         (10,057)
           Sales of trading securities                                                               -           7,345
           Changes in:
                Accrued interest receivable                                                       (276)            (88)
                Other assets                                                                     1,761            (294)
                Accrued interest payable                                                           157             124
                Prepayments by borrowers for taxes and insurance                                    48           1,095
                Other liabilities                                                                 (627)            469
                                                                                          -------------   -------------

Net cash provided (absorbed) by operating activities                                             1,573            (613)
                                                                                          -------------   -------------

Investing activities
      Net increase in loans                                                                    (14,950)        (13,756)
      Mortgage-backed securities principal repayments                                               46             372
      Proceeds from sale of securities available for sale                                            -           5,073
      Purchase of securities available for sale                                                      -          (6,000)
      Proceeds from sale of FHLB stock                                                             500               -
      Purchase of FHLB stock                                                                      (550)              -
      Purchase of servicing rights                                                                 (47)              -
      Purchase of office properties and equipment                                                 (136)         (1,056)
                                                                                          -------------   -------------

Net cash absorbed by investing activities                                                      (15,137)        (15,367)
                                                                                          -------------   -------------

Financing activities
      Net increase in deposits                                                                  21,159          15,359
      Proceeds from FHLB advances                                                               11,000               -
      Repayment of FHLB advances                                                                (6,000)              -
      Increase (decrease) in securities sold under agreement to repurchase                     (12,162)          1,932
      Repurchase of convertible preferred securities                                               (63)              -
      Dividends paid on common stock                                                              (117)              -
      Principal payments on bonds payable, including unapplied payments                              -             (25)
                                                                                          -------------   -------------

Net cash provided by financing activities                                                       13,817          17,266
                                                                                          -------------   -------------

Increase in cash and cash equivalents                                                              253           1,286

Cash and cash equivalents, beginning of period                                                  12,634          10,527
                                                                                          -------------   -------------

Cash and cash equivalents, end of period                                                   $    12,887     $    11,813
                                                                                          =============   =============

                         GUARANTY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    For the Three Months Ended March 31, 2000



Note 1 Principles of Consolidation

The consolidated financial statements include the accounts of Guaranty Financial Corporation (the "Corporation") and its wholly-owned subsidiaries, Guaranty Capital Trust I and Guaranty Bank (the "Bank"), and the Bank's wholly owned subsidiaries, GMSC, Inc. and Guaranty Investment Corp., which was organized to sell insurance annuities and other non-deposit investment products. All material intercompany accounts and transactions have been eliminated in the consolidation.

Note 2 Basis of Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements contains all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000 and the results of operations and cash flows for the interim periods ending March 31, 2000 and 1999. All 2000 interim amounts are subject to a year-end audit, and the results of operations for the interim periods is not necessarily indicative of the results of operations to be expected for the year.

Note 3 Earnings Per Share

Basic earnings per share is based on net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock option plans. The basic and diluted earnings per share for the three months ended March 31, 2000 and 1999 have been determined by dividing net income by the weighted average number of shares of common stock outstanding during these periods 1,961,727 and 1,501,727, respectively.

Note 4 Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 5 Reclassifications

Certain reclassifications have been made in the prior period consolidated financial statements to conform to the March 31, 2000 presentation.

ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Changes in Financial Condition

Total assets increased by $13.7 million or 5.3% from $259.3 million at December 31, 1999 to $273.1 million at March 31, 2000 primarily as a result of an increase in loan volume during the quarter. Cash and cash equivalents increased $253,000 or 2.0%, to $12.9 million at March 31, 2000 from $12.6 million at December 31, 1999. Other assets decreased by $1.8 million or 47.2% to $2.0 million at March 31, 2000 from $3.8 million at December 31, 1999. This decrease is a direct result of a decrease in accounts receivables due to the receipt of approximately $2.0 million due from the sale of serviced loans at December 31, 1999.

Investment securities, at March 31, 2000, increased $174,000, or .7% to $25.2 million from $25.0 million at December 31, 1999. This change was due primarily to an increase in Federal Home Loan Bank stock and an increase in market value of available for sale securities which was partially offset by principal repayments of mortgage backed securities which are classified as held-to-maturity. At the dates indicated, the investment portfolio is comprised of the following:

                                            March 31,          December 31,
                                               2000                1999
                                         -----------------   ----------------

Mortgage-backed securities
    classified as held-to-maturity                 $1,046             $1,086
US Treasury Notes classified
    as held-to-maturity                               250                250
Corporate bonds classified as
    available for sale                             17,241             17,097
Mortgage-backed securities
    classified as available for sale                4,800              4,780
Other investments                                   1,870              1,820
                                         -----------------   ----------------
                                                  $25,207            $25,033
                                         =================   ================

Net loans were $220.3 million at March 31, 2000, an increase of $14.8 million, or 7.2%, from net loans of $205.4 million at December 31, 1999. The primary focus of portfolio lending continues to be prime-based construction loans, (including builder lines of credit), commercial real estate, business loans and consumer loans which are typically priced 175 to 250 basis points above fixed-rate residential loans. The increase in the loan portfolio was primarily related to growth in commercial business loans, prime based construction loans and consumer loans. This increase was partially offset by a slight decrease in commercial real estate loans.

Real estate owned of $803,000 at March 31, 2000 and $843,000 at December 31, 1999 consisted primarily of developed lots located within a residential subdivision. Net proceeds are anticipated to approximate the carrying value at March 31, 2000. No material losses are anticipated on the ultimate sale of these properties.

Deposits were $220.8 million at March 31, 2000, an increase of $21.2 million, or 10.6%, from total deposits of $199.6 million at December 31, 1999. The deposit growth was primarily the result of an increase in certificates of deposits of $19.5 million or 15.0% and an increase in NOW/MMDA accounts of $1.4 million or 2.4%. This increase was a result of promotional rates offered by the Bank during the quarter.

At March 31, 2000, $25.0 million in advances were borrowed from the FHLB on a short-term basis, representing an increase of $5.0 million from December 31, 1999. These advances are comprised entirely of daily rate credits which reprice based on previous days Fed Fund rate.


Results of Operations

Net Income

Guaranty reported net income of $ 244,000 and $273,000 for the three month periods ended March 31, 2000 and 1999, respectively. The overall source of income has changed dramatically with the new operating plan of the Bank. Core earnings increased over 600% from a loss of $81,000 in the first quarter of 1999 to income of $441,000 for the same period of 2000.

Net Interest Income

Net interest income increased by $928,000, or 67.2%, to $2.3 million for the three months ended March 31, 2000, compared to $1.4 million for the same period in 1999. Average earning assets increased to $249.3 million for the three months ended March 31, 2000, compared to an average balance of $211.0 million for the same period in 1999. The average rate earned also increased to 8.8% for the three months ended March 31, 2000 from 7.8% for the same period of 1999. Interest rate spread and net interest margin for the three month periods ending March 31, 2000 and 1999 were 3.5% and 3.7% and 2.8% and 3.0%, respectively.

Provision for Loan Losses

Guaranty provides valuation allowances for anticipated losses on loans and real estate when its management determines that a significant decline in the value of the collateral has occurred, and if the value of the collateral is less than the amount of the unpaid principal of the related loan, plus estimated costs of acquisition and sale. In addition, Guaranty also provides reserves based on the dollar amount and type of collateral securing its loans, in order to protect against unanticipated losses. A loss experience percentage is established for each loan type and is reviewed annually. Each quarter, the loss percentage is applied to the portfolio, by product type, to determine the minimum amount of reserves required. Guaranty recorded a provision of $130,000 for the three months ended March 31, 2000, and a provision of $60,000 for the same period in 1999. As of March 31, 2000 the total allowance for loan losses was $1.4 million. Although management believes that it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from assumptions used in making the initial determinations.

Non-Interest Income

Non-interest income was $214,000 for the first quarter 2000 compared to $794,000 for the same period in 1999. This decrease was primarily due to a decrease in loan sales and related gains on the sales of these loans and securities.

Non-Interest Expense

Non-interest expense increased $321,000, or 18.9% to $2.0 million for the three months ended March 31, 2000 compared to $1.7 million for the same period in 1999. This increase was primarily due to increases in overall operating expenses and increased advertising expenses related to the increased size of the bank and expansion of the residential and commercial lending divisions and the consumer banking franchise.

Income Tax Expense

Guaranty recognized income tax expense of $126,000 for the three months ended March 31, 2000, compared to $140,000 for the same period in 1999. This change in tax expense between periods is primarily a result of changes in the level of taxable income.


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

Guaranty uses its sources of funds primarily to meet its on-going operating expenses, to pay deposit withdrawals and to fund loan commitments. At March 31, 2000, the total approved loan commitments outstanding amounted to $4.2 million. At the same date, commitments under unused lines of credit amounted to $68.1 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2000 totaled $142.4 million. Management believes that a significant portion of maturing deposits will remain with Guaranty.

At March 31, 2000, regulatory capital was in excess of amounts required by Federal Reserve Regulations to be considered well capitalized as shown in the following table:


Tier 1 risk based                                           9.22%
Total risk based                                           10.12%
Tier 1 to average adjusted total assets                     7.94%

Forward Looking Statements

Certain statements in this quarterly report on Form 10-QSB are forward-looking and may be identified by the use of words such as "believe", "expect", "anticipate", "should", "planned", "estimated", and "potential". These statements are based on Guaranty's current expectations. A variety of factors could cause Guaranty's actual results to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of Guaranty's business include interest rate movements, competition from both financial and non-financial institutions, the timing and occurrence (or nonoccurence) of transactions and events that may be subject to circumstances beyond Guaranty's control, and general economic conditions.

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

Item 5         Other Information
                        Not Applicable

Item 6         Exhibits and Reports on 8-K

               (a)    Exhibits

                      27    Financial Data Schedule (filed electronically only)

               (b)    Reports of Form 8-K - None

                                   Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       GUARANTY FINANCIAL CORPORATION



Date: May 15,2000                      By: /s/ Thomas P. Baker
                                           -------------------------------------
                                           Thomas P. Baker
                                           President and Chief Executive Officer


Date: May 15,2000                      By: /s/ L. Ben Johnson
                                           -------------------------------------
                                           L. Ben Johnson
                                           Vice President and Controller