Form 10QSB
period 2000-06-30
GUARANTY FINANCIAL CORP /VA/
filed 2000-08-14
CIK 919967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended                                    Commission File No. 0-25905
June 30, 2000




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

         As of August 1, 2000, 1,961,727 shares of Common Stock, par value $1.25 per share, were outstanding.

                         GUARANTY FINANCIAL CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX
                                      -----

Part I.  Financial Information                                          Page No.
------------------------------                                          --------

Item 1    Financial Statements

          Consolidated Balance Sheets as of June 30, 2000
          (unaudited) and December 31, 1999                                3

          Consolidated Statements of Operations for the
          Three and Six Months Ended June 30, 2000 and
          1999 (unaudited)                                                 4

          Consolidated Statements of Comprehensive Income
          for the Three and Six Months Ended June 30, 2000
          and 1999 (unaudited)                                             5

          Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 2000 and 1999 (unaudited)              6

          Notes to Consolidated Financial Statements                       7

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              8

Part II.  Other Information
---------------------------

Item 1    Legal Proceedings                                                11

Item 2    Changes in Securities                                            11

Item 3    Defaults upon Senior Securities                                  11

Item 4    Submission of Matters to a Vote of Security Holders              11

Item 5    Other Information                                                11

Item 6    Exhibits and Reports on Form 8-K                                 11

Signatures                                                                 12

Part I.  Financial Information
------------------------------

Item 1   Financial Statements

                            GUARANTY FINANCIAL CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                                    (In Thousands)

                                                              June 30,          December 31,
                                                                2000                1999
                                                            ------------        ------------
                                                             (Unaudited)
ASSETS
Cash and cash equivalents                                   $     20,207        $     12,634
Investment securities
   Held-to-maturity                                                1,264               1,336
   Available for sale                                             21,730              22,197
Investment in FHLB stock at, cost                                  1,550               1,500
Loans receivable, net                                            208,828             205,399
Accrued interest receivable                                        1,939               1,743
Real estate owned                                                  1,250                 843
Office properties and equipment, net                               9,448               9,331
Mortgage servicing rights                                            896                 568
Other assets                                                       4,964               3,788
                                                            ------------        ------------
          Total assets                                      $    272,076        $    259,339
                                                            ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
-----------
Deposits:
   NOW/MMDA accounts                                        $     58,310        $     58,083
   Savings accounts                                               10,802              11,203
   Certificates of deposit                                       157,933             130,308
                                                            ------------        ------------
                                                                 227,045             199,594
Bonds payable                                                        883                 903
Advances from Federal Home Loan Bank                              18,000              20,000
Securities sold under agreement to repurchase                      4,488              16,650
Accrued interest payable                                             754                 258
Payments by borrowers for taxes and insurance                        372                 494
Other liabilities                                                    584               1,099
                                                            ------------        ------------
          Total liabilities                                      252,126             238,998
                                                            ------------        ------------

COMMITMENTS & CONTINGENCIES
---------------------------
Convertible preferred securities                                   6,012               6,075

STOCKHOLDERS' EQUITY
--------------------
Preferred stock, par value $1 per share, 500,000
   shares authorized, none issued                                      -                   -
Common stock, par value $1.25 per share,
   4,000,000 shares authorized, 1,961,727
   issued and outstanding                                          2,452               2,452
Additional paid-in capital                                         8,953               8,943
Accumulated comprehensive income (loss)                           (1,873)             (1,608)
Retained earnings                                                  4,406               4,479
                                                            ------------        ------------
          Total stockholders' equity                              13,938              14,266
                                                            ------------        ------------
Total liabilities and stockholders' equity                  $    272,076        $    259,339
                                                            ============        ============

See accompanying notes to consolidated financial statements.

                         GUARANTY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)

                                                           Three Months Ended          Six Months Ended
                                                                 June 30,                  June 30,
                                                         ------------------------   -----------------------
                                                            2000          1999         2000         1999
                                                         ----------    ----------   ----------   ----------
                                                                 (unaudited)              (unaudited)
Interest income
   Loans                                                 $    5,260    $    3,542   $   10,028   $    6,870
   Investment securities                                        590           751        1,149        1,329
                                                         ----------    ----------   ----------   ----------
Total interest income                                         5,850         4,293       11,177        8,199
                                                         ----------    ----------   ----------   ----------

Interest expense
   Deposits                                                   2,693         2,064        5,055        4,079
   Borrowings                                                   624           585        1,281        1,096
                                                         ----------    ----------   ----------   ----------
Total interest expense                                        3,317         2,649        6,336        5,175
                                                         ----------    ----------   ----------   ----------

Net interest income                                           2,533         1,644        4,841        3,024

Provision for loan losses                                     1,075           105        1,205          165
                                                         ----------    ----------   ----------   ----------

Net interest income after provision
      for loan losses                                         1,458         1,539        3,636        2,859

Other income
   Loan and deposit fees and servicing income                   201           397          365          610
   Gain on sale of loans and securities                         183            52          112          546
   Other                                                        117            95          238          182
                                                         ----------    ----------   ----------   ----------
Total other income                                              501           544          715        1,338
                                                         ----------    ----------   ----------   ----------

Other expenses
   Personnel                                                  1,051           895        2,094        1,831
   Occupancy                                                    226           234          447          449
   Data processing                                              157           143          376          308
   Deposit insurance premiums                                    60             6          119            9
   Other                                                        589           423        1,069          805
                                                         ----------    ----------   ----------   ----------
Total other expenses                                          2,083         1,701        4,105        3,402
                                                         ----------    ----------   ----------   ----------

Income (loss) before income taxes                              (124)          382          246          795
                                                         ----------    ----------   ----------   ----------

Provision (benefit) for income taxes                            (42)          130           84          270
                                                         ----------    ----------   ----------   ----------

Net income (loss)                                        $      (82)   $      252   $      162   $      525
                                                         ==========    ==========   ==========   ==========

Basic and diluted earnings (loss)
  per common share                                       $    (0.04)   $     0.17   $     0.08   $     0.35
                                                         ==========    ==========   ==========   ==========


See accompanying notes to consolidated financial statements.

                         GUARANTY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)

                                                                      Three Months Ended           Six Months Ended
                                                                            June 30,                    June 30,
                                                                    ------------------------    ------------------------
                                                                       2000          1999          2000          1999
                                                                    ----------    ----------    ----------    ----------
                                                                           (unaudited)                (unaudited)
Net Income (loss)                                                   ($      82)   $      252    $      162    $      525
                                                                    ----------    ----------    ----------    ----------

Other comprehensive income:
   Unrealized gains (loss) on securities available for sale               (598)       (1,421)         (401)       (2,585)
                                                                    ----------    ----------    ----------    ----------

Other comprehensive income (loss), before tax                             (598)       (1,421)         (401)       (2,585)

Income tax (expense) benefit related to items of other
    comprehensive income                                                   203           483           136           879
                                                                    ----------    ----------    ----------    ----------

Other comprehensive income (loss), net of tax                             (395)         (938)         (265)       (1,706)
                                                                    ----------    ----------    ----------    ----------

Comprehensive Income (loss)                                         ($     477)   ($     686)   ($     103)   ($   1,181)
                                                                    ==========    ==========    ==========    ==========







See accompanying notes to consolidated financial statements.

                                            GUARANTY FINANCIAL CORPORATION
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (In Thousands)

                                                                                         Six Months Ended
                                                                                      2000               1999
                                                                                   ----------         ----------
                                                                                            (unaudited)
Operating Activities
      Net Income                                                                   $      162         $      525
      Adjustments to reconcile net income to net cash provided
           (absorbed) by operating activities:
           Provision for loan losses                                                    1,205                165
           Depreciation and amortization                                                  361                328
           Deferred loan fees                                                             (31)               134
           Net amortization of premiums and accretion of discounts                         42                165
           Loss (gain) on sale of loans                                                  (112)              (350)
           Originations of loans held for sale                                        (21,736)           (25,687)
           Proceeds from sale of loans                                                 21,848             26,038
           Loss (gain) on sale of securities available for sale                             -               (152)
           (Gain) loss on trading securities                                                -                273
           Purchase of trading securities                                                   -            (58,471)
           Sales of trading securities                                                      -             56,312
           Changes in:
                Accrued interest receivable                                              (196)               (82)
                Other assets                                                           (1,447)              (847)
                Accrued interest payable                                                  496                  1
                Prepayments by borrowers for taxes and insurance                         (122)               510
                Other liabilities                                                        (518)                32
                                                                                   ----------         ----------

Net cash provided (absorbed) by operating activities                                      (48)            (1,106)
                                                                                   ----------         ----------

Investing activities
      Net (increase) decrease in loans                                                 (5,006)           (24,297)
      Mortgage-backed securities principal repayments                                     328                672
      Proceeds from sale of securities available for sale                                   -              4,289
      Purchase of securities available for sale                                           (81)            (9,236)
      Redemption (purchase) of FHLB stock                                                 (50)              (200)
      Purchase of servicing rights                                                        (47)              (515)
      Purchases of office properties and equipment                                       (478)            (1,623)
                                                                                   ----------         ----------

Net cash provided (absorbed) by investing activities                                   (5,334)           (30,910)
                                                                                   ----------         ----------

Financing activities
      Net increase (decrease) in deposits                                              27,450             21,177
      Proceeds from FHLB advances                                                      28,000              9,000
      Repayment of FHLB advances                                                      (30,000)                 -
      Increase (decrease) in securities sold under agreement to repurchase            (12,162)             1,928
      Proceeds from other borrowings                                                        -              4,188
      Proceeds from the issuance of common stock, net                                       -             (2,159)
      Repurchase of convertible preferred securities                                      (63)                 -
      Dividends paid on common stock                                                     (235)              (180)
      Principal payments on bonds payable, including unapplied payments                   (35)              (681)
                                                                                   ----------         ----------

Net cash provided (absorbed) by financing activities                                   12,955             33,273
                                                                                   ----------         ----------

Increase (decrease) in cash and cash equivalents                                        7,573              1,257

Cash and cash equivalents, beginning of period                                         12,634             10,527
                                                                                   ----------         ----------

Cash and cash equivalents, end of period                                           $   20,207         $   11,784
                                                                                   ==========         ==========

See accompanying notes to consolidated financial statements.

                         GUARANTY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Six Months Ended June 30, 2000 and 1999



Note 1  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Guaranty Financial Corporation and its wholly-owned subsidiaries, Guaranty Capital Trust I and Guaranty Bank, and Guaranty Bank's wholly-owned subsidiaries, GMSC, Inc., which was organized as a financing subsidiary, and Guaranty Investments Corp., which was organized to sell insurance annuities and other non-deposit investment products. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 2  Basis of Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000 and the results of operations and cash flows for the interim periods ending June 30, 2000 and 1999. All 2000 interim amounts are subject to year-end audit, and the results of operations for the interim periods is not necessarily indicative of the results of operations to be expected for the year.

Note 3  Earnings Per Share

Basic earnings per share is based on net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock option plans. The basic and diluted earnings per share for the three and six months ended June 30, 2000 and 1999 have been determined by dividing net income by the weighted average number of shares of common stock outstanding during these periods 1,961,727 and 1,501,727, respectively.

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

Note 5  Reclassifications

Certain reclassifications have been made in the prior period consolidated financial statements to conform to the June 30, 2000 presentation.

ITEM 2               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Changes in Financial Condition

Total assets increased by $12.7 million or 4.9% from $259.3 million at December 31, 1999 to $272.1 million at June 30, 2000. Cash and cash equivalents increased $7.6 million or 59.9%, to $20.2 million at June 30, 2000 from $12.6 million at December 31, 1999. This increase was a result of an increase of approximately $27.6 million in certificates of deposits which was partially offset by a $3.4 million increase in loans and $14.2 million decrease in advances from the Federal Home Loan Bank and other borrowings. Other assets increased by $1.2 million or 31.1% to $5.0 million at June 30, 2000 from $3.8 million at December 31, 1999. This increase is a direct result of an increase in accounts receivables due to the addition of a receivable of approximately $2.8 million due from the sale of loans at December 31, 1999.

Investment securities at June 30, 2000, decreased $489,000, or 2.0% to $24.5 million from $25.0 million at December 31, 1999. At the dates indicated, the investment portfolio was comprised of the following:

                                                     June 30,   December 31,
                                                       2000         1999
                                                    ----------   ----------

         Mortgage-backed securities
             classified as held-to-maturity         $    1,014   $    1,086
         US Treasury Notes classified
             as held-to-maturity                           250          250
         Corporate bonds classified as
             available for sale                         16,670       17,097
         Mortgage-backed securities
             classified as available for sale            4,659        4,780
         Other investments                               1,951        1,820
                                                    ----------   ----------
                                                    $   24,544   $   25,033
                                                    ==========   ==========

Net loans were $208.8 million at June 30, 2000, an increase of $3.4 million, or 1.67%, from net loans of $205.4 million at December 31, 1999. The increase in the loan portfolio was primarily related to growth in commercial business loans and consumer loans. This increase was partially offset by an addition to the loan loss reserve of approximately $926,000. This increase was made to bring total loan loss reserves more in line with the lending risks associated with prime-based construction, commercial real estate and consumer lending and industry averages.

Real estate owned increased to $1.2 million at June 30, 2000 from $843,000 at December 31, 1999, due to the addition of one $865,000 commercial real estate property during the period. The remainder of real estate owned consists of developed lots located within a residential subdivision. Net proceeds are anticipated to approximate the carrying value at June 30, 2000. No material losses are anticipated on the ultimate sale of these properties.

Deposits were $227.0 million at June 30, 2000, an increase of $27.5 million, or 13.7%, from total deposits of $199.6 million at December 31, 1999. The deposit growth was primarily the result of an increase in certificates of deposits of $27.6 million or 21.2%. This increase was a result of growth of our two newest branches, Lake Montecello and Wellesley.

At June 30, 2000, $18.0 million in advances were borrowed from the FHLB on a short-term basis, representing a decrease of $2.0 million from December 31, 1999. These advances are comprised entirely of daily rate credits which reprice based on previous days Fed Fund rate. At June 30, 2000, Guaranty had $4.5 million of securities sold under agreements to repurchase representing was a decrease of $12.2 million or 73.0% from $16.6 million at December 31, 1999.

Results of Operations

Net Income

Guaranty reported net income of $162 thousand and $525 thousand for the six months ended June 30, 2000 and 1999, respectively and a loss of $82 thousand and income of $252 thousand for the three months ended June 30, 2000 and 1999 respectively. The decrease in both periods is due primarily to an increase in the provision for loan losses and a decrease in gains on loan sales. Core earnings increased over 60% in 2000 to $4.8 million from $3.0 million for the six months ended June 1999 and increased over 50% to $2.5 million from $1.6 million for the quarter ended June 30, 2000.

Net Interest Income

Net interest income after provision for loan loss was $1.4 million for the quarter ended June 30, 2000, down 5.3% from the $1.5 million earned during the same period in 1999. This decrease was due to an addition to the loan loss reserves during the quarter as mentioned above. For the first six months of 2000, net interest income after provision for loan loss was $3.6 million, a 27.2% increase over the first six months of 1999. For the six months ended June 30, 2000, the average balance and average yield on loans was $219.8 million and 9.15%, respectively, compared to $175.0 million and 8.36% for the same period in 1999. Interest rate spread and net interest margin for the six month periods ending June 30, 2000 and 1999 were 3.6% and 3.9% and 3.0% and 3.2%, respectively. Interest rate spread and net interest margin for the three month periods ending June 30, 2000 and 1999 were 3.73% and 4.00%, and 2.83% and 3.01%, respectively.

Provision for Loan Losses

Guaranty provides valuation allowances for anticipated losses on loans and real estate when its management determines that a significant decline in the value of the collateral has occurred, and if the value of the collateral is less than the amount of the unpaid principal of the related loan, plus estimated costs of acquisition and sale. In addition, Guaranty also provides reserves based on the dollar amount and type of collateral securing its loans, in order to protect against unanticipated losses. A loss experience percentage is established for each loan type and is reviewed annually. Each quarter, the loss percentage is applied to the portfolio, by product type, to determine the minimum amount of reserves required. Guaranty recorded a provision of $1.1 million and $105,000 for the three months ended June 30, 2000 and 1999 respectively, and a provision of $1.2 million and $165,000 for the six months ended June 30, 2000 and 1999, respectively. As of June 30, 2000 the total allowance for loan losses was $2.1 million. The increase in loan loss reserves for both periods was due to management's efforts to increase the allowance percentage to 1.0% of total loans which is appropriate for the types of lending that Guaranty focuses on and brings Guaranty in line with its peer banks. Although management believes that it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from assumptions used in making the initial determinations.

Non-Interest Income

Non-interest income was $501 thousand for the second quarter 2000 compared to $544 thousand for the same period in 1999. For the six months ending June 30, 2000, non-interest income was $715 thousand, down $623 thousand from the $1.3 million reported during the same period in 1999. This decrease was primarily a result of a decrease in gains on sales of loans and securities and a decrease in the amount of servicing income, due to the sale of servicing at the end of the 1999 fiscal year.

Non-Interest Expense

Operating expenses during the second quarter of 2000 were $2.1 million, a $382 thousand increase over those incurred during the same quarter of 1999. For the six months ending June 30, 2000, operating expenses were $4.1 million compared to $3.4 million during the same period in 1999. This increase was primarily due to increases in overall operating expenses and increased advertising expenses related to the increased size of Guaranty.

Income Tax Expense

Guaranty recognized income tax expense (benefit) of ($42) thousand for the three months ended June 30, 2000, compared to $130 thousand for the same period in 1999. Guaranty recognized income tax expense of $84 thousand for the six months ended June 30, 2000, compared to $270 thousand for the same period in 1999. Changes in tax expense between periods are primarily a result of changes in the level of taxable income.

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

Guaranty uses its sources of funds primarily to meet its on-going operating expenses, to pay deposit withdrawals and to fund loan commitments. At June 30, 2000, total approved loan commitments outstanding were approximately $4.7 million. At the same date, commitments under unused lines of credit were approximately $68.0 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2000 were $145.7 million. Management believes that a significant portion of maturing deposits will remain with Guaranty.

At June 30, 2000, regulatory capital was in excess of amounts required by Federal Reserve Regulations to be considered well capitalized as shown in the following table:

          Tier 1 risk based capital ratio                    9.38%
          Total risk based capital ratio                    10.66%
          Tier 1 leverage ratio                              7.61%


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

Part II.  Other Information
---------------------------

Item 1      Legal Proceedings
                     Not Applicable

Item 2      Changes in Securities
                     Not Applicable

Item 3      Defaults Upon Senior Securities
                     Not Applicable

Item 4      Submission of Matters to a Vote of Security Holders

         On May 25, 2000, Guaranty's Annual Meeting of Shareholders was held to elect three directors to serve on its Board of Directors for terms of three years each. The results of the votes were as follows:

                                                         For           Withheld
               For Term Expiring in 2003                 ---           --------
               -------------------------

               Douglas E. Caton                       1,690,859         19,744
               John R. Metz                           1,690,859         19,744
               James R. Sipe, Jr.                     1,690,859         19,744


Item 5      Other Information
                     Not Applicable

Item 6      Exhibits and Reports on 8-K

            (a)  Exhibits

                    27       Financial Data Schedule
                                (filed electronically only)

            (b)  Reports on Form 8-K - None

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GUARANTY FINANCIAL CORPORATION



Date:  August 10, 2000                 By: /s/ Thomas P. Baker
                                           ------------------------------------
                                           Thomas P. Baker
                                           President and Chief Executive Officer



Date:  August 10, 2000                 By: /s/ L. Benjamin Johnson, III
                                           ------------------------------------
                                           L. Benjamin Johnson, III
                                           Vice President and Controller