Form 10QSB
period 2000-09-30
GUARANTY FINANCIAL CORP /VA/
filed 2000-11-14
CIK 919967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended                                    Commission File No. 0-25905
September 30, 2000




                         GUARANTY FINANCIAL CORPORATION




         Virginia                                                54 -1786496
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

         As of November 1, 2000, 1,961,727 shares of Common Stock, par value $1.25 per share, were outstanding.

                         GUARANTY FINANCIAL CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX
                                      -----

Part I.      Financial Information                                               Page No.
----------------------------------                                               --------
Item 1       Financial Statements

             Consolidated Balance Sheets as of September 30, 2000
             (unaudited) and December 31, 1999                                       3

             Consolidated Statements of Operations for the
             Three and Nine Months Ended September 30, 2000 and
             1999 (unaudited)                                                        4

             Consolidated Statements of Comprehensive Income
             for the Three and Nine Months Ended September 30, 2000
             and 1999 (unaudited)                                                    5

             Consolidated Statements of Cash Flows for the Nine
             Months Ended September 30, 2000 and 1999 (unaudited)                    6

             Notes to Consolidated Financial Statements                              7

Item 2       Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                     9

Part II.     Other Information
------------------------------

Item 1       Legal Proceedings                                                       13

Item 2       Changes in Securities and Use of Proceeds                               13

Item 3       Defaults upon Senior Securities                                         13

Item 4       Submission of Matters to a Vote of Security Holders                     13

Item 5       Other Information                                                       13

Item 6       Exhibits and Reports on Form 8-K                                        13

Signatures


Part I.  Financial Information
------------------------------

Item 1   Financial Statements

                            GUARANTY FINANCIAL CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                                    (In Thousands)

                                                         September 30,     December 31,
                                                             2000              1999
                                                         -------------    -------------
                                                          (Unaudited)
ASSETS
Cash and cash equivalents                                $      14,316    $      12,634
Investment securities
   Held-to-maturity                                              1,233            1,336
   Available for sale                                           17,264           22,197
Investment in FHLB stock at, cost                                1,550            1,500
Loans receivable, net                                          203,668          205,399
Accrued interest receivable                                      2,139            1,743
Real estate owned                                                1,250              843
Office properties and equipment, net                             9,509            9,331
Mortgage servicing rights                                          996              568
Other assets                                                     4,351            3,788
                                                         -------------    -------------
          Total assets                                   $     256,276    $     259,339
                                                         =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   NOW/MMDA accounts                                     $      58,858    $      58,083
   Savings accounts                                             10,977           11,203
   Certificates of deposit                                     143,494          130,308
                                                         -------------    -------------
                                                               213,329          199,594
Bonds payable                                                      855              903
Advances from Federal Home Loan Bank                            20,000           20,000
Securities sold under agreement to repurchase                        -           16,650
Accrued interest payable                                            74              258
Payments by borrowers for taxes and insurance                      562              494
Other liabilities                                                  855            1,099
                                                         -------------    -------------
          Total liabilities                                    235,675          238,998
                                                         -------------    -------------

Commitments & Contingencies

Convertible preferred securities                                 6,012            6,075

STOCKHOLDERS' EQUITY
Preferred stock, par value $1 per share, 500,000
   shares authorized, none issued                                    -                -
Common stock, par value $1.25 per share,
   4,000,000 shares authorized, 1,961,727
   issued and outstanding                                        2,452            2,452
Additional paid-in capital                                       8,953            8,943
Accumulated comprehensive income (loss)                         (1,654)          (1,608)
Retained earnings                                                4,838            4,479
                                                         -------------    -------------
          Total stockholders' equity                            14,589           14,266
                                                         -------------    -------------
Total liabilities and stockholders' equity               $     256,276    $     259,339
                                                         =============    =============


          See accompanying notes to consolidated financial statements.

                         GUARANTY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)

                                                          Three Months Ended     Nine Months Ended
                                                             September 30,         September 30,
                                                          -------------------   -------------------
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
                                                              (unaudited)              (unaudited)
Interest income
   Loans                                                  $  5,130   $  3,988   $ 15,158   $ 10,858
   Investment securities                                       572        664      1,721      1,993
                                                          --------   --------   --------   --------
Total interest income                                        5,702      4,652     16,879     12,851
                                                          --------   --------   --------   --------

Interest expense
   Deposits                                                  2,729      2,101      7,783      6,180
   Borrowings                                                  435        620      1,717      1,716
                                                          --------   --------   --------   --------
Total interest expense                                       3,164      2,721      9,500      7,896
                                                          --------   --------   --------   --------

Net interest income                                          2,538      1,931      7,379      4,955

Provision for loan losses                                      150        216      1,355        381
                                                          --------   --------   --------   --------

Net interest income after provision
      for loan losses                                        2,388      1,715      6,024      4,574

Other income
   Loan and deposit fees and servicing income                  197        106        562        329
   Gain (loss) on sale of loans and securities                  46     (1,572)       158     (1,026)
   Other                                                       157        143        395        326
                                                          --------   --------   --------   --------
Total other income                                             400     (1,323)     1,115       (371)
                                                          --------   --------   --------   --------

Other expenses
   Personnel                                                 1,046        971      3,140      2,877
   Occupancy                                                   226        277        673        794
   Data processing                                             199        196        574        503
   Deposit insurance premiums                                   65          5        184         15
   Other                                                       598        284      1,668        560
                                                          --------   --------   --------   --------
Total other expenses                                         2,134      1,733      6,239      4,749
                                                          --------   --------   --------   --------

Income (loss) before income taxes                              654     (1,341)       900       (546)
                                                          --------   --------   --------   --------

Provision (benefit) for income taxes                           222       (456)       306       (186)
                                                          --------   --------   --------   --------

Net income (loss)                                         $    432   $   (885)  $    594   $   (360)
                                                          ========   ========   ========   ========

Basic and diluted earnings (loss)
  per common share                                        $   0.22   $  (0.59)  $   0.30   $  (0.24)
                                                          ========   ========   ========   ========


          See accompanying notes to consolidated financial statements.

                         GUARANTY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)

                                                                    Three Months Ended       Nine Months Ended
                                                                        September 30,           September 30,
                                                                    --------------------    --------------------
                                                                      2000        1999        2000        1999
                                                                    --------    --------    --------    --------
                                                                        (unaudited)              (unaudited)
Net Income (loss)                                                   $    432    ($   885)   $    594    ($   360)
                                                                    --------    --------    --------    --------

Other comprehensive income:
   Unrealized gains (loss) on securities available for sale              332         555         (70)     (2,031)
                                                                    --------    --------    --------    --------

Other comprehensive income (loss), before tax                            332         555         (70)     (2,031)

Income tax (expense) benefit related to items of other
    comprehensive income                                                (113)       (189)         24         691
                                                                    --------    --------    --------    --------

Other comprehensive income (loss), net of tax                            219         366         (46)     (1,340)
                                                                    --------    --------    --------    --------

Comprehensive Income (loss)                                         $    651    ($   519)   $    548    ($ 1,700)
                                                                    ========    ========    ========    ========


           See accompanying notes to consolidated financial statements

                         GUARANTY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                        --------------------------
                                                                                          2000              1999
                                                                                        --------          --------
                                                                                               (unaudited)
Operating Activities
       Net Income (Loss)                                                                $    594          $   (360)
       Adjustments to reconcile net income (loss) to net cash
                   provided by operating activities:
                   Provision for loan losses                                               1,355               381
                   Depreciation and amortization                                             632               478
                   Deferred loan fees                                                         68               148
                   Net amortization of premiums and accretion of discounts                    45               223
                   Gain on sale of loans                                                    (234)             (304)
                   Loss on sale of purchased servicing                                         -               146
                   Originations of loans held for sale                                   (32,444)          (40,040)
                   Proceeds from sale of loans                                            32,200            40,344
                   Loss on sale of securities available for sale                              76             1,298
                   Loss on trading securities                                                  -               222
                   Purchase of trading securities                                              -           (63,397)
                   Sales of trading securities                                                 -            64,175
                   Changes in:
                               Accrued interest receivable                                  (396)              (55)
                               Other assets                                                 (563)           (3,481)
                               Accrued interest payable                                     (184)              160
                               Prepayments by borrowers for taxes and insurance               68                95
                               Other liabilities                                            (244)            1,272
                                                                                        --------          --------

Net cash provided by operating activities                                                    973             1,305
                                                                                        --------          --------

Investing activities
       Net (increase) decrease in loans                                                      444           (28,124)
       Increase in originated mortgage servicing rights                                     (473)                -
       Mortgage-backed securities principal repayments                                       134               929
       Proceeds from sale of securities available for sale                                 4,722            17,562
       Purchase of securities available for sale                                               -           (17,145)
       Redemption (purchase) of FHLB stock                                                   (50)              150
       Purchase of servicing rights                                                          (47)             (666)
       Proceeds from sale of servicing rights                                                  -             2,696
       Purchase of other real estate                                                        (407)                -
       Purchase of office properties and equipment                                          (363)           (2,124)
                                                                                        --------          --------

Net cash provided (absorbed) by investing activities                                       3,960           (26,722)
                                                                                        --------          --------

Financing activities
       Net increase in deposits                                                           13,735            24,014
       Proceeds from FHLB advances                                                        43,000            14,000
       Repayment of FHLB advances                                                        (43,000)          (12,000)
       Increase (decrease) in securities sold under agreement to repurchase              (16,650)            3,791
       Repurchase of convertible preferred securities                                        (53)                -
       Dividends paid on common stock                                                       (235)             (271)
       Principal payments on bonds payable, including unapplied payments                     (48)             (695)
                                                                                        --------          --------

Net cash provided (absorbed) by financing activities                                      (3,251)           28,839
                                                                                        --------          --------

Increase in cash and cash equivalents                                                      1,682             3,422

Cash and cash equivalents, beginning of period                                            12,634            10,527
                                                                                        --------          --------

Cash and cash equivalents, end of period                                                $ 14,316          $ 13,949
                                                                                        ========          ========

          See accompanying notes to consolidated financial statements.

                         GUARANTY FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              For the Nine Months Ended September 30, 2000 and 1999



Note 1  Principles of Presentation

The accompanying consolidated financial statements of Guaranty Financial Corporation (the "Company") have not been audited by independent accountants, except for the balance sheet at December 31, 2000. These financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission in regard to quarterly (interim) reporting. In the opinion of management, the financial information presented reflects all adjustments, comprised only of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods. Significant accounting policies and accounting principles have been consistently applied in both the interim and annual consolidated financial statements. Certain notes and the related information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-QSB. Therefore, these financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-KSB. The results for the three and nine months ended September 30, 2000, are not necessarily indicative of future financial results.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Guaranty Capital Trust I and Guaranty Bank, and Guaranty Bank's wholly-owned subsidiaries, GMSC, Inc., which was organized as a financing subsidiary, and Guaranty Investments Corp., which was organized to sell insurance annuities and other non-deposit investment products. All material intercompany accounts and transactions have been eliminated in consolidation.

Amounts in the year 1999 financial statements have been reclassified to conform to the year 2000 presentation. These reclassifications had no effect on previously reported net income.

Note 2  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3  Earnings Per Share

Basic earnings per share is based on net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock option plans. The basic and diluted earnings per share for the three and nine months ended September 30, 2000 and 1999 have been determined by dividing net income by the weighted average number of shares of common stock outstanding during these periods, 1,961,727.

Note 4  Accounting for Derivatives Instruments and Hedging Activities

In June 1998 the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. The new statement requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires the changes in the derivative's fair value to be recognized currently in earnings unless specific hedge accounting criteria are met. As the implementation guidance related to this accounting pronouncement has continued to evolve, the Company has not yet determined the effect that this statement will have on the consolidated financial position or results of operations of the Company.

ITEM 2               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Changes in Financial Condition

Total assets decreased by $3.0 million to $256.3 at September 30, 2000, from $259.3 million at December 31, 1999. Cash and cash equivalents increased $1.7 million, or 13.3%, to $14.3 million at September 30, 2000 from $12.6 million at December 31, 1999. This increase resulted primarily from an increase of approximately $13.2 million in certificates of deposits and the sale of $4.7 million of long term investment securities which were offset by a $16.6 million decrease in securities sold under agreements to repurchase. Gross loans remained relatively flat as the Company decreased it emphasis on growth.

Investment securities at September 30, 2000, decreased $5.0 million to $20.0 million from $25.0 million at December 31, 1999. At the dates indicated, the investment portfolio was comprised of the following:

                                            September 30,      December 31,
                                               2000                1999
                                         -----------------   -----------------

Mortgage-backed securities
    classified as held-to-maturity                   $983              $1,086
US Treasury Notes classified
    as held-to-maturity                               250                 250
Corporate bonds classified as
    available for sale                             16,863              17,097
Mortgage-backed securities
    classified as available for sale                    -               4,780
Other investments                                   1,951               1,820
                                         -----------------   -----------------
                                                  $20,047             $25,033
                                         =================   =================

Net loans were $203.7 million at September 30, 2000, a decrease of $1.7 million from net loans of $205.4 million at December 31, 1999. The decrease in the loan portfolio was primarily related to a net increase of $1.0 million in the allowance for loan losses. Gross loans remained relatively constant for the nine month period. During this period the Company has reduced its construction and land development portfolio and its mortgage portfolio. These decreases were offset by increases in commercial business and consumer loans.

Real estate owned increased to $1.2 million outstanding at September 30, 2000, from $843,000 at December 31, 1999, due to the addition of one $865,000 commercial real estate property. The remainder of real estate owned consists of developed lots located within a residential subdivision. Net proceeds are anticipated to approximate the carrying value at September 30, 2000.

Deposits were $213.3 million at September 30, 2000, an increase of $13.7 million, or 6.7%, from total deposits of $199.6 million at December 31, 1999. The deposit growth was primarily the result of an increase in certificates of deposits of $13.2 million or 10.0%. This increase was a result of overall growth and increases at our two newest branches, Lake Monticello in Fluvanna County and Wellesley in Henrico County.

At September 30, 2000, $20.0 million was borrowed from the FHLB on a short-term basis, representing the same balance as of December 31, 1999. These advances are comprised entirely of daily rate credits which reprice based on previous days Fed Fund rate. At September 30, 2000, the Company had no outstanding balance of securities sold under agreements to repurchase. This represented a 100% decrease from the $16.6 million outstanding at December 31, 1999.

Total stockholders' equity increased to $14.6 million at September 30, 2000. This increase was primarily due to net income of $594,000 for the nine-month period less dividends paid of $235,000.

Results of Operations

Net Income

The Company reported net income of $432,000 for the three months ended September 30, 2000, as compared to a net loss of $885,000 reported for the same quarter in the prior year. The increase in net income was primarily due to the elimination of $ 1.4 million in losses reported on the sale of long-term corporate bonds in the prior year. For the nine months ended September 30, 2000, the Company reported net income of $594,000 as compared to a net loss of $360,000 for the same period in the prior year. The current year to date income reflects increases in net interest income offset by increases in the provision for loan losses and operating expenses as compared to the prior year. Actions to restructure the balance sheet including the sale of long-term corporate bonds and mortgage servicing rights were the primary cause of the losses reported in the prior year.

Net Interest Income

Net interest income increased to $2.5 million for the three months ended September 30, 2000, from the $1.9 million reported during the same period in 1999. The following table summarizes the factors determining net interest income ($ in thousands).

                           Three Months             Three Months            Nine Months             Nine Months
                              Ended                    Ended                   Ended                   Ended
                        September 30,2000        September 30,1999       September 30,2000       September 30,1999
                        -----------------        -----------------       -----------------       -----------------
   Avg. Interest
   Earning Assets            $240,500                 $230,846                $248,945                $222,873

     Avg. Yield                9.41%                    8.31%                   9.03%                   8.05%

   Avg. Interest
      Bearing
    Liabilities              $228,082                 $224,205                $236,374                $215,517

     Avg. Cost                 5.51%                    4.78%                   5.35%                   4.89%

  Interest Spread              3.90%                    3.53%                   3.68%                   3.16%

  Interest Margin              4.19%                    3.67%                   3.95%                   3.33%

The increases in the net interest margin for the three and nine months ended September 30, 2000, as compared to the same periods of the prior year are due to increases in the prime rate which affected the yield on prime based loans and the increase of non-interest bearing demand accounts.

Provision for Loan Losses

The Company provides valuation allowances for anticipated losses on loans when its management determines that a significant decline in the value of the collateral has occurred, and if the value of the collateral is less than the amount of the unpaid principal of the related loan, plus estimated costs of acquisition and sale. In addition, the Company provides reserves based on the dollar amount and type of collateral securing its loans, in order to protect against unanticipated losses. A loss experience percentage is established for each loan type and is reviewed annually. Each quarter, the loss percentage is applied to the portfolio, by product type, to determine the minimum amount of reserves required. Guaranty recorded a provision of $150,000 and $216,000 for the three months ended September 30,

2000 and 1999 respectively, and a provision of $1.4 million and $381,000 for the nine months ended September 30, 2000 and 1999, respectively. As of September 30, 2000 the total allowance for loan losses was $2.1 million or 1.1% of loans. The increase in loan loss reserves for both periods was due to management's efforts to properly reflect the credit risk in its loan portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from assumptions used in making the initial determinations.

Other Income

Other income for the third quarter 2000 was $400,000, compared to a loss of $1.3 million for the same period in 1999. Deposit fees and loan servicing income increased to $197,000 for the current quarter from the $106,000 reported for the same quarter of the prior year. Net gains on loan and security sales resulted in income of $46,000 for the current quarter, while the same period in the prior year included net losses of $1.6 million due to the sale of long-term corporate bonds and mortgage servicing rights to restructure the balance sheet. For the nine months ended September 30, 2000, deposit fees and loan servicing income increased to $562,000 from $329,000 for the same period of the prior year. The increases were primarily due to increases in deposits and the loan servicing portfolio.

Other Expense

Other expenses during the third quarter of 2000 were $2.1 million, a $401,000 increase over those incurred during the same quarter of 1999. For the nine months ended September 30, 2000, other expenses were $6.2 million compared to $4.7 million during the same period in 1999. Both increases were primarily due to increases in overall operating expenses and increased advertising expenses related to the increased size of the Company. Other expenses for both the current quarter and the year to date period have increased at rates below the increase in net interest income.

The Company currently operates eight full-service banking offices. Construction is currently proceeding on an additional office in the Charlottesville market, which will be completed later this year. Except for this office, the Company has no plans to open any additional offices. The Company is currently reviewing the profitability of all of its existing branches and operations.

Income Tax Expense

The Company recognized income tax expense of $222,000 for the three months ended September 30, 2000, compared to a $456,000 tax benefit for the same period in 1999. For the nine months ended September 30, 2000, the Company recognized income tax expense of $306,000 compared to an income tax benefit of $186,000 for the same period in 1999. Changes in tax expense and tax benefit between periods are primarily a result of changes in the level of taxable income. Effective income tax and benefit rates for all periods presented was 34.0%.

Liquidity and Capital Resources

Liquidity is the ability to meet present and future financial obligations either through the sale of existing assets or through the acquisition of additional funds through asset and liability management. The Company's primary sources of funds are deposits, borrowings and amortization, prepayments and maturities of outstanding loans and securities. While scheduled payments from the amortization of loans and securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Excess funds are invested in overnight deposits to fund cash requirements experienced in the normal course of business. The Company has been able to generate sufficient cash through its deposits as well as through its borrowings.

The Company uses its sources of funds primarily to meet its on-going operating expenses, to pay deposit withdrawals and to fund loan commitments. At September 30, 2000, total approved loan commitments outstanding were approximately $8.9 million. At the same date, commitments under unused lines of credit were approximately $49.8 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2000 were $123.2 million. Management believes that a significant portion of maturing deposits will remain with the Company. If these certificates of deposit do not remain with the Company, it will have to seek other sources of funding which may be at higher rates or reduce assets.

At September 30, 2000, regulatory capital was in excess of amounts required by Federal Reserve Regulations to be considered well capitalized as shown in the following table:

          Tier 1 risk based capital ratio                     9.85%
          Total risk based capital ratio                     11.16%
          Tier 1 leverage ratio                               8.33%


Regulatory Issues

In October 2000, the Company and it subsidiary, Guaranty Bank, entered into a written agreement with the Federal Reserve Bank of Richmond and the Bureau of Financial Institutions of the Commonwealth of Virginia with respect to various operating policies and procedures. Various bank operating policies including asset/liability management, liquidity, risk management, loan administration and capital adequacy will be submitted to the bank regulators for review and approval. The Company is restricted from paying future dividends or incurring any debt at the parent company level without prior regulatory approval. In addition, the Company's subsidiary, Guaranty Bank, is prohibited from paying intercompany dividends to the Company without prior regulatory approval. Absent this intercompany dividend, the Company does not have sufficient resources to make the payments due on its outstanding subordinated debt securities. The Company and Guaranty Bank have requested regulatory approval for intercompany dividends in an amount sufficient to make the December 15, 2000, payment due on its subordinated debt securities.

Forward Looking Statements

Certain statements in this quarterly report on Form 10-QSB are forward-looking and may be identified by the use of words such as "believe", "expect", "anticipate", "should", "planned", "estimated", and "potential". These statements are based on the Company's current expectations. A variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of the Company's business include interest rate movements, competition from both financial and non-financial institutions, the timing and occurrence (or nonoccurence) of transactions and events that may be subject to circumstances beyond the Company's control, and general economic conditions.

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

                                       GUARANTY FINANCIAL CORPORATION



Date: November 14, 2000                By: /s/ Thomas P. Baker
                                           -------------------------------------
                                           Thomas P. Baker
                                           President and Chief Executive Officer



Date: November 14, 2000                By: /s/ Thomas F. Crump
                                           -------------------------------------
                                           Thomas F. Crump
                                           Senior Vice President
                                           and Chief Financial Officer