Form 10KSB
period 2000-12-31
GUARANTY FINANCIAL CORP /VA/
filed 2001-04-02
CIK 919967

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                         Commission file number 0-25905

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's gross income for its most recent fiscal year was $23,797,240.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing sales price of such stock as of March 20, 2001 was approximately $11,728,721. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         The number of outstanding shares of Common Stock as of March 20, 2001 was 1,961,727.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement for the 2001 Annual Meeting of Shareholders - Part III
                                 (to be filed)

                                TABLE OF CONTENTS

                                     PART I
                                     ------


                                                                           Page
                                                                           ----

ITEM 1.     DESCRIPTION OF BUSINESS........................................  4

ITEM 2.     DESCRIPTION OF PROPERTY........................................ 13

ITEM 3.     LEGAL PROCEEDINGS.............................................. 14

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE
               OF SECURITY HOLDERS......................................... 14

                                     PART II
                                     -------

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS........................................ 14

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATION......................... 15

ITEM 7.     FINANCIAL STATEMENTS........................................... 36

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE..................... 37

                                    PART III
                                    --------

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION
                16(a) OF THE EXCHANGE ACT.................................. 37

ITEM 10.    EXECUTIVE COMPENSATION......................................... 37

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT...................................... 37

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................. 37

ITEM 13.    EXHIBITS, LIST AND REPORTS ON FORM 8-K......................... 38

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

         The Bank is a community bank that provides a broad range of commercial and retail banking services. Guaranty's principal business activities are attracting checking and savings deposits from local businesses and the general public through its retail banking offices and originating, servicing, investing in and selling loans. Of Guaranty's $204.0 million of gross loans outstanding at December 31, 2000, 29.1% represented construction and land loans, 29.0% represented commercial business loans, and 26.9% represented residential first mortgages. Guaranty also lends funds to retail banking customers by means of home equity, installment loans, and multi-family dwellings. In addition, Guaranty offers consumer loans and government-insured and conventional small business loans. Guaranty invests in certain United States government and agency obligations and other investments permitted by applicable laws and regulations.

         Guaranty's main office is located at 1658 State Farm Boulevard, Charlottesville, Virginia 22911 and the telephone number is (804) 970-1100.

Market Area

         Guaranty is headquartered in Charlottesville, Virginia. Charlottesville and its surrounding area had a collective population of approximately 120,000 in 2000 according to census figures. It is located in central Virginia 110 miles southwest of Washington, D.C. and 70 miles west of Richmond, Virginia, and includes the University of Virginia, the area's largest employer. Guaranty operates nine full service retail branches, which serve Charlottesville, Albemarle County, Fluvanna County, Henrico County and Harrisonburg, Virginia.

Competition

         Guaranty faces strong competition for loans and deposits. Competition for loans comes primarily from commercial banks and mortgage bankers who also make loans in the Bank's market area. The Bank competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

         Guaranty faces substantial competition for deposits from commercial banks, money market and mutual funds, credit unions and other investment vehicles. The ability of Guaranty to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of depositors as to rate of return, liquidity, risk and other factors. Guaranty competes for these deposits by offering a variety of deposit products at competitive rates and convenient business hours.

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

         Guaranty has written policies and procedures to help manage credit risk. Guaranty utilizes a loan review process that includes formulation of portfolio management strategy, guidelines for underwriting standards and risk assessment, procedures for ongoing identification and management of credit deterioration, and regular portfolio reviews to establish loss exposure and to ascertain compliance with Guaranty's policies.

         Guaranty uses a Management Loan Committee and a Directors Loan Committee to approve loans. The Management Loan Committee, which consists of the President and three additional senior officers, meets weekly to review all loan applications from borrowers having total credit exposure to the Bank in excess of $750,000 in the aggregate or in excess of $250,000 on an unsecured basis. A Directors Loan Committee, which currently consists of five directors (three directors constitute a quorum, of whom any two may act), approves loans from borrowers having total credit exposure to the Bank in excess of $1,500,000 in the aggregate or in excess of $500,000 on an unsecured basis that have been previously approved by the Management Loan Committee. Guaranty's Chief Credit Officer is responsible for reporting to the Directors Loan Committee monthly on the activities of the Management Loan Committee and on the status of various delinquent and non-performing loans. The Directors Loan Committee also reviews lending policies proposed by Management.

         Residential loan originations come primarily from walk-in customers, real estate brokers and builders. Commercial real estate loan originations are obtained through broker referrals, direct solicitation of developers and continued business from customers. All completed loan applications are reviewed by Guaranty's salaried loan officers. As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant. If commercial real estate is involved, information is also obtained concerning cash flow available for debt service. Loan applications are submitted to the underwriting department for review. Loan quality is analyzed based on the Bank's experience and credit underwriting guidelines as well as the guidelines issued by the Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and other purchasers of loans, depending on the type of loan involved. The non-conforming one-to-four-family adjustable-rate mortgage loans that Guaranty originates are not readily salable in the secondary market because they do not meet all of the secondary marketing guidelines. Real estate collateral is appraised by independent fee appraisers who have been pre-approved by the Board of Directors. All conforming loans including HUD/FHA, VA and applicable VHDA loans are underwritten by mortgage loan administration according to the Bank's loan authority schedule.

         In the normal course of business, Guaranty makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its annual financial statements including commitments to extend credit. At December 31, 2000, commitments to extend credit totaled $49.7 million.

Construction Lending

         Guaranty makes local construction loans, primarily residential, and land acquisition and development loans. The construction loans are secured by residential houses under construction and the underlying land for which the loan was obtained. At December 31, 2000, construction, land and land development loans outstanding were $59.4 million, or 29.1%, of gross loans. Approximately 90% of these loans are concentrated in the Richmond and Charlottesville, Virginia markets. The average life of a construction loan is approximately nine months and they reprice monthly to meet the market, typically prime plus one percent. Because the interest rate charged on these loans floats with the market, they help Guaranty in managing its interest rate risk. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or home under construction, which value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, Guaranty generally limits loan amounts to 80.0% of appraised value, in addition to analyzing the creditworthiness of its borrowers. Guaranty also obtains a first lien on the property as security for its construction loans and typically requires personal guarantees from the borrower's principal owners.

Commercial Business Loans

         Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have higher yields. To manage these risks, Guaranty generally obtains appropriate collateral and personal guarantees from the borrower's principal owners and monitors the financial condition of its business borrowers. Residential mortgage loans generally are made on the basis of the borrower's ability to make repayment from his employment and other income and are secured by real estate whose value tends to be readily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower's ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate. Guaranty has a loan review and monitoring process to regularly assess the repayment ability of commercial borrowers. At December 31, 2000, commercial loans totaled $59.1 million, or 29.0% of the total loan portfolio.

Commercial Real Estate Lending

         Commercial real estate loans are secured by various types of commercial real estate in Guaranty's market area, including multi-family residential buildings, commercial buildings and offices, small shopping centers and churches. At December 31, 2000, commercial real estate loans aggregated $3.4 million or 1.7% of Guaranty's gross loans.

         In its underwriting of commercial real estate, Guaranty may lend, under federal regulation, up to 85% of the secured property's appraised value, although Guaranty's loan to original appraised value ratio on such properties is 80% or less in many cases. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy generally. Guaranty's commercial real estate loan underwriting criteria require an examination of debt service coverage ratios, the borrower's creditworthiness and prior credit history and reputation, and Guaranty typically requires personal guarantees or endorsements of the borrowers' principal owners. Guaranty also carefully evaluates the location of the security property.

One-to-Four-Family Residential Real Estate Lending

         Residential lending activity may be generated by Guaranty's loan originator solicitation, referrals by real estate professionals, and existing or new bank customers. Loan applications are taken by a Bank loan originator. As part of the application process, information is gathered concerning income, employment and credit history of the applicant. Loan quality is analyzed based on guidelines issued by the applicable investor, such as the Federal Home Loan Mortgage Corporation (FHLMC), Veterans Administration (VA), the Department of Housing and Urban Development (HUD). The non-conforming one-to-four family adjustable rate mortgage (ARM) loans originated by Guaranty do not generally meet secondary market investor guidelines. However, these loans are underwritten using Guaranty's underwriting guidelines. The assessment of residential collateral is provided by independent fee appraisers who have been approved by the Bank's Board of Directors. Loans applications are reviewed and approved in primarily two ways, by either the underwriting department, or in the case of limited risk as defined by the automated underwriting system along with assigned characteristics, it is possible for the origination team, consisting of the originator and processor, to approve the transaction.

         Security for the majority of Guaranty's residential lending is in the form of owner occupied one-to-four family dwellings. Conventional mortgages are originated up to allowable loan-to-value guidelines issued by the investor. Maximum allowable loans insured by the Veterans Administration (VA) and the Department of Housing and Urban Development (HUD) are originated according to their applicable guidelines. Loans are also underwritten, funded, and serviced by the Virginia Housing Development Authority specific to their defined guidelines. The Loan Prospector automated underwriting system is capable of rating conforming, VA, and FHA loans.

         Typically, investor quality loans are originated with the intent to sell. In order to meet community needs and retain a competitive edge, the bank occasionally originates non-conforming fixed rate loans. These loans are typically unconventional or jumbo in nature. No current investor relationship exists for selling these products. At December 31, 2000, $20.4 million, or 10.0%, of Guaranty's loan portfolio consisted of fixed rate mortgage loans.

         Guaranty also originates a non-conforming adjustable rate product with a higher entry level rate and margin than that of the conforming adjustable rate products. This non-conforming loan provides yet another outlet for loans not meeting investor guidelines. As with the fixed rate non-conforming product, the Bank has no current investor relationship for selling this ARM product. Interest rates on adjustable rate products offered by the Bank are tied to the One Year United States Treasury bill. Guaranty's ARM products contain interest rate caps at adjustment periods and rate ceilings based on a cap over and above the original interest rate. Guaranty originates the conforming one-year adjustable rate mortgages below the index rate to compete with local competitors. At December 31, 2000, $34.5 million, or 16.9%, of the Bank's loan portfolio consisted of adjustable rate mortgages.

         All residential mortgage loans originated by Guaranty contain a "due-on-sale" clause providing that Guaranty may declare the unpaid principal balance due and payable upon sale or transfer of the mortgaged premises, unless certain investor provisions should apply. "Due-on-sale" definitions will vary from investor to investor, so Guaranty's policy is to adhere to the mortgage loan investor's guidelines, or in the case of our own loans, adhere to the defined terms in the security instruments.

         In connection with residential real estate loans, Guaranty requires title insurance, hazard insurance and if required, flood insurance. Flood determination letters with life of loan tracking are obtained on all federally related transactions with improvements serving as security for the transaction. Guaranty does require escrows for real estate taxes and insurance.

Consumer Lending

         Guaranty offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans, installment and demand loans, credit cards, and home equity lines of credit and loans. At December 31, 2000, Guaranty had consumer loans of $27.0 million or 13.2% of gross loans. Such loans are generally made to customers with which Guaranty has a pre-existing relationship. Guaranty originates all of its consumer loans in its geographic market area and intends to continue this practice. Most of the consumer loans are tied to the prime lending rate and reprice monthly.

         Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer borrower against an assignee of collateral securing the loan such as Guaranty, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral. Guaranty adds general provisions to its loan loss allowance monthly as the loans are originated. Consumer loan delinquencies often increase over time as the loans age.

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

Employees

         At December 31, 2000, Guaranty had 99 full-time and eight part-time employees. None of Guaranty's employees are represented by any collective bargaining unit.

Supervision and Regulation

         General. As a bank holding company, Guaranty is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve Board. The BHCA also generally limits the activities of a bank holding company to that of banking, managing or controlling banks, or any other activity which is determined to be so closely related to banking or to managing or controlling banks that an exception is allowed for those activities.

         As  a   state-chartered   commercial  bank,  the  Bank  is  subject  to
regulation, supervision and examination by the Virginia State Corporation Commission's Bureau of Financial Institutions. It also subject to regulation, supervision and examination by the Federal Reserve Board. State and federal law also governs the activities in which the Bank engages, the investments that it makes and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect the Bank's operations.

         The earnings of Guaranty's subsidiaries, and therefore the earnings of Guaranty, are affected by general economic conditions, management policies, changes in state and federal legislation and actions of various regulatory authorities, including those referred to above. The following description summarizes the significant state and federal and state laws to which Guaranty and the Bank are subject. To the extent that statutory or regulatory provisions or proposals are described, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

         Payment of Dividends. Guaranty is a legal entity separate and distinct from its banking and other subsidiaries. The majority of Guaranty's revenues will result from dividends paid to Guaranty by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends that it can pay. In addition, both Guaranty and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. Guaranty does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends. During the year ended December 31, 2000, the Bank declared $666,283 in dividends payable to Guaranty.

         In October 2000, Guaranty and the Bank entered into a written agreement with the Federal Reserve Bank of Richmond (the "FRB-Richmond") and the Bureau of Financial Institutions that provided for certain restrictions on the declaration and payment of dividends by either Guaranty or the Bank. Additional information on this agreement is set forth in "Item 5. Market for Common Equity and Related Stockholder Matters" below.

         Insurance of Accounts, Assessments and Regulation by the Federal Deposit Insurance Corporation (the "FDIC"). The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law. The deposits of the Bank are subject to the deposit insurance assessments of the Bank Insurance Fund ("BIF") of the FDIC.

         The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors (including supervisory evaluations). Depository institutions insured by the BIF that are "well capitalized" and that present few or no supervisory concerns, are required to pay only the statutory minimum assessment of $2,000 annually for deposit insurance, while all other banks are required to pay premiums ranging from .03% to .27% of domestic deposits. Because of the weaknesses that led to the written agreement with the Federal Reserve and the Bureau of Financial Institutions, the Bank's deposit insurance assessment was
 .10% of deposits per year in 2000 and is .03% of deposits per year in 2001. These rate schedules are subject to future adjustments by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time. However, because the legislation enacted in 1996 requires that both Savings Association Insurance Fund insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation, the FDIC is assessing BIF-insured deposits an additional 1.30 basis points per $100 of deposits to cover those obligations.

         The FDIC is authorized to prohibit any BIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund. Also, the FDIC may initiate enforcement actions against banks, after first giving the institution's primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. Management is not aware of any existing circumstances that could result in termination of any Bank's deposit insurance.

         Capital. The Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, Guaranty and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles ("Tier 1 capital"). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance ("Tier 2 capital," which, together with Tier 1 capital, composes "total capital").

         In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization's overall safety and soundness.

         The risk-based capital standards of the Federal Reserve Board explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy. The capital guidelines also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization's capital adequacy.

         Other Safety and Soundness Regulations. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event that the depository institution is insolvent or is in danger of becoming insolvent. For example, under the requirements of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise. In addition, the "cross-guarantee" provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the insolvency of commonly controlled insured depository institutions or for any assistance provided by the FDIC to commonly controlled insured depository institutions in danger of failure. The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the deposit insurance funds. The FDIC's claim for reimbursement under the cross guarantee provisions is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and nonaffiliated holders of subordinated debt of the commonly controlled insured depository institutions.

         The federal banking agencies also have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. As of December 31, 2000, Guaranty and the Bank were classified as well capitalized.

         State banking regulators also have broad enforcement powers over the Bank, including the power to impose fines and other civil and criminal penalties, and to appoint a conservator.

         Interstate Banking and Branching. Current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Effective June 1, 1997, a bank headquartered in one state was authorized to merge with a bank headquartered in another state, as long as neither of the states had opted out of such interstate merger authority prior to such date. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law.

         Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Act of 1999 (the "Act") was signed into law on November 12, 1999. The Act covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies. Most of the Act's provisions require the federal bank regulatory agencies and other regulatory bodies to adopt regulations to implement the Act, and for that reason an assessment of the full impact on Guaranty of the Act must await completion of that regulatory process.

         The Act repeals sections 20 and 32 of the Glass-Stegall Act, thus permitting unrestricted affiliations between banks and securities firms. The Act also permits bank holding companies to elect to become financial holding companies. A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, brokerage, investment and merchant banking, and insurance underwriting, sales and brokerage activities. In order to become a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed, and have at least a satisfactory Community Reinvestment Act rating.

         The Act provides that the states continue to have the authority to regulate insurance activities, but prohibits the states in most instances from preventing or significantly interfering with the ability of a bank, directly or through an affiliate, to engage insurance sales, solicitations or cross-marketing activities. Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in certain areas identified in the Act. The Act directs the federal bank regulatory agencies to adopt insurance consumer protection regulations that apply to sales practices, solicitations, advertising and disclosures.

         The Act adopts a system of functional regulation under which the Federal Reserve Board is confirmed as the umbrella regulator for financial holding companies, but financial holding company affiliates are to be principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the Securities and Exchange Commission for securities affiliates and state insurance regulators for insurance affiliates. The Act repeals the broad exemption of banks from the definitions of "broker" and "dealer" for purposes of the Securities Exchange Act of 1934, as amended, but identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a "broker", and a set of activities in which a bank may engage without being deemed a "dealer". The Act also makes conforming changes in the definitions of "broker" and "dealer" for purposes of the Investment Company Act of 1940, as amended, and the Investment Advisers Act of 1940, as amended.

         The Act contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution's policies and procedures regarding the handling of customers' nonpublic personal financial information. The Act provides that, except for certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. An institution may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes. The Act also provides that the states may adopt customer privacy protections that are more strict than those contained in the Act. The Act also makes a criminal offense, except in limited circumstances, obtaining or attempting to obtain customer information of a financial nature by fraudulent or deceptive means.

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

Item 2.      Description of Property.

         As of March 1, 2001, Guaranty conducted its business from its main office in Charlottesville, Virginia and eight branch offices. The following table provides certain information with respect to these properties:

Location                        Date Facility Opened          Lease Arrangements
--------                        --------------------          ------------------
Main Office:

1658 State Farm Boulevard               1996                  Owned by Guaranty
Charlottesville, Virginia

Branch Offices:

Downtown Mall                           1992                  Lease  expires  in 2002,  subject to
520 East Main Street                                          Guaranty's  right to renew for three
Charlottesville, Virginia                                     additional five-year terms

Barracks Road                           1994                  Lease  expires  in 2004,  subject to
1924 Arlington Boulevard                                      Guaranty's  right  to  renew for two
Charlottesville, Virginia                                     additional five-year terms

West Main                               1998                  Lease  expires  in 2003,  subject to
2211 West Main Street                                         Guaranty's  right to  renew  for two
Charlottesville, Virginia                                     additional five-year terms

Route 29 North & Rio Road               1996                  Owned by Guaranty
1700 Seminole Trail
Charlottesville, Virginia

Harrisonburg                            1997                  Owned by Guaranty
1925 Reservoir Street
Harrisonburg, Virginia

Lake Monticello                         1998                  Owned by Guaranty
Route 53 & Turkey Sag Road
Lake Monticello, Virginia

Henrico County                          1999                  Owned by Guaranty
3498 Lauderdale Drive
Richmond, Virginia

Forest Lakes                            2001                  Owned by Guaranty
3290 Worth Crossing
Charlottesville, Virginia

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

                           Market Price and Dividends

                                                Sales Price ($)
                                                ---------------

                                                High         Low         Dividends ($)
                                                ----         ---         -------------
Fiscal Year Ended December 31, 1999:
         1st quarter                           13.625       11.250            .06
         2nd quarter                           11.875       10.375            .06
         3rd quarter                           11.750       10.125            .06
         4th quarter                           10.750        8.000            .06

Fiscal Year Ended December 31, 2000:
         1st quarter                           10.750        7.813            .06
         2nd quarter                            8.625        7.500            .06
         3rd quarter                            8.063        6.750             --
         4th quarter                            7.125        4.375             --

         In October 2000, both Guaranty and the Bank entered into a written agreement with the FRB-Richmond and the Bureau of Financial Institutions. Among the restrictions included in the written agreement is a requirement that any dividends paid or declared by either Guaranty or the Bank be approved by both the FRB-Richmond and the Bureau of Financial Institutions. Following the initiation of the written agreement, Guaranty's Board of Directors decided to suspend dividend payments on Guaranty's Common Stock. The timing, amount and payment of future dividends on Guaranty's Common Stock is at the discretion of Guaranty's Board of Directors subject to the written approval by both the FRB-Richmond and the Bureau of Financial Institutions and will depend upon the earnings of Guaranty and its subsidiaries, principally the Bank, the financial condition of Guaranty and other factors, including general economic conditions and applicable governmental regulations and policies.

         Guaranty is a legal entity separate and distinct from its subsidiaries, and its revenues depend primarily on the payment of dividends from the Bank. As previously stated, the Bank is currently prohibited from paying dividends to Guaranty without the prior written consent of both the FRB-Richmond and the Bureau of Financial Institutions.

         As of March 1, 2001, Guaranty had approximately 1,200 shareholders of record.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         The following commentary discusses major components of Guaranty's business and presents an overview of its consolidated financial position and results of operations at December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999 and 1998. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information presented elsewhere in this annual report.

Overview

         Guaranty is headquartered in Charlottesville, Virginia and conducts almost all of it operations through its subsidiary, Guaranty Bank. Guaranty Bank is a community bank serving the Charlottesville, Harrisonburg and western Richmond suburban markets. Guaranty Bank opened its ninth branch location in early 2001. Guaranty is currently negotiating to sell its one branch in western suburban Richmond.

         In October 2000, Guaranty and its subsidiary, Guaranty Bank, entered into a written agreement with the FRB-Richmond and the Bureau of Financial Institutions with respect to various operating policies and procedures. As a result of the agreement, the Bank revised its asset/liability management, liquidity, risk management, loan administration and capital adequacy policies. In addition, both Guaranty and the Bank are restricted from paying or declaring dividends without prior regulatory approval. Guaranty has suspended dividends to its common shareholders. Guaranty is also prohibited from incurring any debt at the holding company level. Guaranty does not have sufficient resources to make interest payments on its subordinated debentures held by Guaranty Capital Trust I unless the regulators approve dividend payments by the Bank to Guaranty. Thus far, state and federal regulators have approved dividend payments from the Bank to Guaranty sufficient to make such interest payments. No other terms of the agreement are expected to restrict Guaranty's operating plans for 2001.

         Guaranty's performance for 2000 reflected improvement in net earnings with a reduction in total assets. This combination resulted in the strengthening of both Guaranty's and the Bank's regulatory capital ratios. The reduction in total assets is indicative of Guaranty's emphasis changing from growth to profit management.

Net Income

         Net income for the year ended December 31, 2000, was $607,000 or $.31 per diluted share. The increased earnings in 2000 were the result of increased net interest income and deposit fees which exceeded increases in operating expenses and additional provisions for possible loan losses. Additionally, net income in 2000 was not impacted by the losses on the sale of investments which negatively impacted the 1999 earnings.

         Net income for the year ended December 31, 1999 was $4,400, a 99.5% decrease when compared to 1998 earnings of $1,016,000 ($.68 per diluted share). These decreased earnings were primarily a result of the sale of approximately $13 million in long-term corporate bonds that resulted in a net after tax loss of $857,000. This action was taken to reduce market rate risk in Guaranty's balance sheet and improve net interest margin in the future. Also, during 1999, Guaranty increased its loan loss provision by approximately $300,000.

         Net income for the year ended December 31, 1998 was $1,016,000 ($.68 per share), a 13.3% increase when compared to 1997 earnings of $898,000 ($.61 per share). These increased earnings were primarily a result of increased net interest margin growth and expansion of the existing branch network, and the addition and expansion of the commercial and construction loan departments. These increased revenues were partially offset by the one-time expenses related to the conversion to a state chartered bank.

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

         Net interest income was $9.8 million for the year ended December 31, 2000, 26.5% greater than the $7.7 million reported for the year ended December 31, 1999. The improvement in net interest income reflects higher loan and investment yields, higher average balances and an increasing gap between the amount of earning assets and the amount of interest bearing liabilities. The net interest margin increase continues to reflect the bank shifting its asset base into both commercial and consumer loans and away from more conservatively priced residential mortgage loans. The net interest margin for the year ended December 31, 2000, increased by 56 basis points to 3.99% as compared to the prior year end. The increase was due to a .97% increase in the yield on earning assets which exceeded the .54% increase in the cost of interest bearing liabilities. Declines in the prime rate in early 2001 will cause the yield on interest earning assets to fall faster than the cost of interest bearing liabilities. The net result will be a lower net interest margin in 2001.

         Net interest income was $7.7 million for the year ended December 31, 1999, 36.8% greater than the $5.7 million reported for the year ended December 31, 1998. This improvement in the net interest income was primarily due to an increase in the volume of prime based residential construction lending including builder lines of credit, commercial loan increases, and an increase in income from securities held for sale, coupled with the decline in the average cost of interest bearing liabilities. Average loans increased 40.4% for the year ended December 31, 1999. The interest income from investments increased 53.0% during the year ended December 31, 1999. Net interest margin decreased 30 basis points to 3.43% at December 31, 1999 which was caused by a reduction in the average yield on loans, and fee income associated with commercial and construction lending.

         The following table sets forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders' equity and the related income, expense and corresponding weighted average yields and costs.

                                                                            Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
  (Dollars in thousands)                                 2000                         1999                       1998
------------------------------------------------------------------------------------------------------------------------------------
                                                          Interest  Average            Interest  Average           Interest  Average
                                                  Average  income/   yield/    Average  income/   yield/   Average  income/   yield/
                                                  balance  expense    rate     balance  expense    rate    balance  expense    rate
------------------------------------------------------------------------------------------------------------------------------------
Assets
Interest earning assets:
   Securities                                     $25,065  $1,786     7.13%    $32,278  $2,157    6.68%    $18,388  $1,290    7.02%
   Loans                                          213,353  20,103     9.42%    184,340  15,765    8.55%    122,751  11,231    9.15%
   Interest bearing deposits
      in other banks                                6,668     469     7.03%      8,928     450    5.04%     10,500     539    5.13%
------------------------------------------------------------------------------------------------------------------------------------
   Total interest-earning
          assets/total interest income            245,086  22,358     9.12%    225,546  18,372    8.15%    151,639  13,060    8.61%
------------------------------------------------------------------------------------------------------------------------------------
   Noninterest earning assets:
      Cash and due from banks                       6,599                        5,484                       2,450
      Premises and equipment                        9,454                        8,399                       6,519
      Other assets                                  4,876                        5,256                       3,001
      Less allowance for loan losses               (1,798)                      (1,122)                     (1,104)
------------------------------------------------------------------------------------------------------------------------------------
          Total noninterest earning assets         19,131                       18,017                      10,866
------------------------------------------------------------------------------------------------------------------------------------
             Total Assets                        $264,217                     $243,563                    $162,505
===================================================================================================================================-

Liabilities and stockholders' equity
Interest bearing liabilities:
   Interest bearing deposits:
      Demand/MMDA accounts                        $42,034  $1,328     3.16%    $44,906  $1,571    3.50%    $24,936    $862    3.46%
      Savings                                      10,922     245     2.24%     10,968     253    2.31%      8,551     254    2.97%
      Certificates of deposit                     149,787   8,949     5.97%    126,015   6,541    5.19%     93,615   5,068    5.41%
------------------------------------------------------------------------------------------------------------------------------------
          Total interest bearing deposits         202,743  10,522     5.19%    181,889   8,365    4.60%    127,102   6,184    4.87%
------------------------------------------------------------------------------------------------------------------------------------
   FHLB advances and other borrowings              28,791   1,950     6.77%     34,955    1969    5.63%     13,893     899    6.47%
   Bonds payable                                      881     105    11.92%      1,468     305   20.78%      2,142     325   15.17%
------------------------------------------------------------------------------------------------------------------------------------
          Total interest bearing
             liabilities/total interest expense   232,415  12,577     5.41%    218,312  10,639    4.87%    143,137   7,408    5.18%
------------------------------------------------------------------------------------------------------------------------------------
      Non interest bearing liabilities:
        Demand deposits                            14,409                       10,232                       5,338
        Other liabilities                           1,991                        3,583                       3,531
------------------------------------------------------------------------------------------------------------------------------------
          Total liabilities                       248,815                      232,127                     152,006
------------------------------------------------------------------------------------------------------------------------------------
      Stockholders' equity                         15,402                       11,436                      10,499
------------------------------------------------------------------------------------------------------------------------------------
          Total liabilities and stockholders'
            equity                               $264,217                     $243,563                    $162,505
====================================================================================================================================
      Interest spread (1)                                             3.71%                       3.28%                       3.43%
      Net interest income/net interest
        margin (2)                                         $9,781     3.99%             $7,733    3.43%             $5,652    3.73%
====================================================================================================================================

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

                                             Year Ended December 31, 2000      Year Ended December 31, 1999
                                                      compared to                       compared to
                                             Year Ended December 31, 1999      Year Ended December 31, 1998
                                                     Change Due To:                    Change Due To:
--------------------------------------------------------------------------------------------------------------
                                                                 Increase                            Increase
(Dollars in thousands)                       Rate     Volume    (Decrease)      Rate      Volume    (Decrease)
--------------------------------------------------------------------------------------------------------------
Interest income:
   Securities                                $145      ($516)      ($371)       ($63)       $930        $867
   Loans                                    1,604      2,734       4,338        (737)      5,271       4,534
   Interest bearing deposits
     in other banks                           178       (159)         19          (9)        (80)        (89)
--------------------------------------------------------------------------------------------------------------
        Total interests income              1,927      2,059       3,986        (809)      6,121       5,312
Interest expense:
   Interest bearing deposits:
      Demand/MMDA accounts                   (153)       (90)       (243)         10         699         709
      Savings                                  (8)         -          (8)        (56)         55          (1)
      Certificates of deposit                 983      1,425       2,408        (206)      1,679        1473
        Total interest bearing deposits       822      1,335       2,157        (252)      2,433       2,181
      FHLB advances and other                 398       (417)        (19)       (117)      1,187        1070
      Bonds payable                          (130)       (70)       (200)        120        (140)        (20)
--------------------------------------------------------------------------------------------------------------
      Total interest expense                1,090        848       1,938        (249)      3,480       3,231
--------------------------------------------------------------------------------------------------------------
      Net interest income                    $837      1,211      $2,048       ($560)      2,641      $2,081
==============================================================================================================

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

         At December 31, 2000, Guaranty had $41.1 million more liabilities than assets that reprice within one year and therefore was in an liability-sensitive position. A liability-sensitive position or a negative gap will tend to positively impact net earnings in a period of falling interest rates and negatively impact net earnings in a period of rising interest rates. This liability-sensitive position is the result of investments in securities with a maturity of over five years coupled with fixed rate borrowing and certificates of deposit reaching maturity in one year or less and short term borrowings used to fund loans also maturing in one year or less.

         Guaranty has an Asset/Liability Committee ("ALCO"), which meets to discuss deposit pricing, changes in borrowed money, investment and trading activity, loan sale activities, liquidity levels and the overall interest sensitivity. The actions of this committee are reported to the Board of Directors monthly. The daily monitoring of interest rate risk, investment and trading activity, along with any other significant transactions are managed by the President with input from other ALCO members.

         The following table presents the amounts of Guaranty's interest sensitive assets and liabilities that mature or reprice in the periods indicated.

                                                                      December 31, 2000
                                                                  Maturing or Repricing In:
----------------------------------------------------------------------------------------------------------
                                                    3 Months          4-12            1-5          Over
(Dollars in thousands)                               or less         Months          Years       5 Years
----------------------------------------------------------------------------------------------------------
Interest-sensitive assets:
  Loans                                              $ 94,248       $ 37,166       $ 42,633      $ 29,966
  Investments and mortgage-backed securities(1)             -          1,800            950        19,354
  Deposits at other institutions                        5,921              -              -             -
----------------------------------------------------------------------------------------------------------
     Total interest-sensitive assets                  100,169         38,966         43,583        49,320
==========================================================================================================

   Cumulative interest-sensitive assets               100,169        139,135        182,718       232,038
==========================================================================================================

Interest-sensitive liabilities:
  NOW accounts (2)                                          -              -              -        23,228
  Money market deposit accounts                        18,894              -              -             -
  Savings accounts                                     10,319              -              -             -
  Certificates of deposit                              39,280         97,689          9,982             -
  Borrowed money                                       14,000              -              -             -
  Convertible preferred securities                          -              -              -         6,013
  Bonds payable                                            23             72            144           588
----------------------------------------------------------------------------------------------------------
     Total interest-sensitive liabilities              82,516         97,761         10,126        29,829
==========================================================================================================

   Cumulative interest-sensitive liabilities         $ 82,516       $180,277       $190,403      $220,232
==========================================================================================================

   Period gap                                        $ 17,653       $(58,795)      $ 33,457      $ 19,491

   Cumulative gap                                    $ 17,653       $(41,142)      $ (7,685)     $ 11,806

   Ratio of cumulative interest-sensitive
    assets to interest-sensitive liabilities          121.39%         77.18%         95.96%       105.36%

   Ratio of cumulative gap to total assets              6.95%        -16.20%         -3.03%         4.65%

(1)  Includes Federal Home Loan Bank stock.
(2) Guaranty has found that NOW accounts are generally not sensitive to changes in interest rates and therefore has placed such deposits in the "over 5 years" category.

         Of Guaranty's commercial and construction loans with a maturity of more than one year, approximately $4.7 million have fixed interest rates and $5.7 million have variable interest rates.

Investments

         Total available for sale investment securities decreased 19.3% to $17.9 million at December 31, 2000, from $22.2 million at December 31, 1999. The overall decrease was primarily a result of management's efforts to reduce market rate risk in Guaranty's balance sheet.

         The following table shows the amortized cost and fair market value of investment securities at the dates indicated.

                                                                           December 31,
                                                      2000                     1999                       1998
------------------------------------------------------------------------------------------------------------------------
                                                Cost        Market        Cost       Market          Cost       Market
------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
------------------------------------------------------------------------------------------------------------------------
Held-to-maturity
     Mortgage-backed securities                 $ 950        $ 970       $ 1,086     $ 1,103        $ 2,094     $ 2,187
     Other                                        250          250           250         250            250         250
------------------------------------------------------------------------------------------------------------------------
     Total held-to-maturity                     1,200        1,220         1,336       1,353          2,344       2,437
------------------------------------------------------------------------------------------------------------------------

Available for sale
     Corporate bonds                           19,354       17,508        19,416      17,097         26,463      26,581
     U.S. Government Obligations                    -            -             -           -            301         328
     Mortgage-backed securities                     -            -         4,898       4,780              -           -
------------------------------------------------------------------------------------------------------------------------
     Total available for sale                  19,354       17,508        24,314      21,877         26,764      26,909
------------------------------------------------------------------------------------------------------------------------

Trading
     U.S. Government Obligations                    -            -             -           -          1,000       1,001
------------------------------------------------------------------------------------------------------------------------
     Total Trading                                  -            -             -           -          1,000       1,001
------------------------------------------------------------------------------------------------------------------------

Other
     Federal Reserve Bank & Other Stocks          422          422           320         320            328         328
     Federal Home Loan Bank Stock               1,550        1,550         1,500       1,500          1,300       1,300
------------------------------------------------------------------------------------------------------------------------
     Total                                   $ 22,526     $ 20,700      $ 27,470    $ 25,050       $ 31,736    $ 31,975
========================================================================================================================

         The following table sets forth the composition of Guaranty's investment portfolio at the dates indicated.

                                                                  December 31,
                                              2000                    1999                    1998
----------------------------------------------------------------------------------------------------------
                                        Book       % of         Book       % of         Book       % of
                                        Value      Total        Value      Total        Value      Total
----------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Investment securities:

FHLMC mortgage-backed securities         $ 950     4.59%       $ 1,086      4.34%      $ 2,094      6.64%
FNMA mortgage-backed securities              0         -         4,781      19.10            -          -
Corporate bonds                         17,508     84.66        17,096      68.29       26,581      84.24
Treasury and agency notes                  250      1.21           250       1.00        1,250       3.96
Other                                      422      2.04           320       1.28          328       1.04
----------------------------------------------------------------------------------------------------------
Subtotal                                19,130     92.50        23,533      94.01       30,253      95.88

Other:
FHLB stock                               1,550      7.50         1,500       5.99        1,300       4.12
----------------------------------------------------------------------------------------------------------

Total Investment securities           $ 20,680   100.00%      $ 25,033    100.00%     $ 31,553    100.00%
==========================================================================================================

Loans

         Net loans consist of total loans minus undisbursed loan funds, deferred loan fees and the allowance for loan losses. Net loans declined by 1.9% to $201.6 million at December 31, 2000, as Guaranty controlled its growth to increase its regulatory capital ratios. Net loans were $205.3 million at December 31, 1999, an increase of 26.4% over December 31, 1998. Net loans were $162.4 million at December 31, 1998, an increase of 62.9% over net loans at December 31, 1997.

         The average balance of total loans as a percentage of average assets was 80.7%, and 75.7% for the years ended December 31, 2000 and 1999, respectively.

         The following table sets forth the composition of Guaranty's loan portfolio in dollars at the dates indicated.

                                 Loan Portfolio

                                                                 December 31,
-----------------------------------------------------------------------------------------------------
                                              2000       1999        1998         1997        1996
-----------------------------------------------------------------------------------------------------
(Dollars in thousands)
Mortgage Loans:
         Residential                       $ 54,911    $ 54,912    $ 61,945     $ 66,035    $ 67,016
         Commercial                           3,434       3,838       3,926       16,641       8,486
         Construction and land loans         59,363      70,009      52,530       18,263       5,220
-----------------------------------------------------------------------------------------------------
         Total real estate                  117,708     128,759     118,401      100,939      80,722
Commercial business loans                    59,120      53,505      25,635            -           -
Consumer loans                               27,158      24,422      19,141        6,705       4,175
-----------------------------------------------------------------------------------------------------
         Total loans receivable             203,986     206,686     163,177      107,644      84,897
-----------------------------------------------------------------------------------------------------
Adjustments:
         Undistributed loans in process           -           -           -        6,752       2,467
         Deferred fees (costs)                  (27)         40         113          282         290
         Allowance for losses                 2,397       1,303       1,002          935         870
-----------------------------------------------------------------------------------------------------
         Total net items                      2,370       1,343       1,115        7,969       3,627
-----------------------------------------------------------------------------------------------------
         Total loans receivable, net       $201,616    $205,343    $162,062     $ 99,675    $ 81,270
=====================================================================================================

         The growth of our loan portfolio and the change in its composition reflects our growth strategy and the conversion of Guaranty Bank from a savings association to a commercial bank. At June 30, 1996, we had no commercial business loans. Construction loans accounted for only 10.0% of gross loans, while residential mortgage loans represented 75.2% of gross loans. In contrast, at December 31, 2000, commercial business loans, construction loans and residential mortgage loans, respectively represented 29.3%, 28.9%, and 13.2% of gross loans.

         The following tables show the composition of Guaranty's loan portfolio by fixed and adjustable rate at the dates indicated.

                 Fixed Rate and Adjustable Rate Loans by Amount

                                                                    December 31,
-----------------------------------------------------------------------------------------------------------
                                          2000           1999           1998          1997           1996
-----------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Fixed-Rate Loans:
   Real Estate
      Residential                       $ 20,403       $ 18,277       $ 20,206      $ 26,514       $ 26,061
      Commercial                               -          1,155          3,623             -              -
      Construction and land loans              -              -              -            37            138
-----------------------------------------------------------------------------------------------------------
      Total real estate                   20,403         19,432         23,829        26,551         26,199
-----------------------------------------------------------------------------------------------------------
Commercial business loans                 12,891         21,681          4,178             -              -
Consumer loans                             3,832          2,825            242         3,099          1,396
-----------------------------------------------------------------------------------------------------------
   Total fixed-rate loans                 37,126         43,938         28,249        29,650         27,595
-----------------------------------------------------------------------------------------------------------
Adjustable-Rate Loans:
   Real Estate
   Residential                            34,508         44,519         46,163        39,521         40,955
   Commercial                              3,434         11,140          9,670        16,641          8,486
   Construction and land loans            59,138         66,181         60,088        18,226          5,082
-----------------------------------------------------------------------------------------------------------
      Total real estate                   97,080        121,840        115,921        74,388         54,523
Commercial business loans                 47,053         30,880         19,514             -              -
Consumer loans                            23,123         14,366          9,388         3,606          2,779
-----------------------------------------------------------------------------------------------------------
   Total adjustable-rate loans           167,256        167,086        144,823        77,994         57,302
-----------------------------------------------------------------------------------------------------------
       Total loans receivable            204,382        211,024        173,072       107,644         84,897
-----------------------------------------------------------------------------------------------------------

Less:
   Undisbursed loans in process              395          4,382          9,588         6,752          2,467
   Deferred loan fees                        (27)            40            113           282            290
   Allowances for losses                   2,397          1,203          1,002           935            870
-----------------------------------------------------------------------------------------------------------
       Total net items                     2,765          5,625         10,703         7,969          3,627
-----------------------------------------------------------------------------------------------------------
       Total loans receivable, net      $201,617       $205,399       $162,369      $ 99,675       $ 81,270
===========================================================================================================

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

         Assets which do not currently expose Guaranty to sufficient risk to warrant classification in one of the aforementioned categories but posses potential weaknesses are required to be designated "special mention" by management. On the basis of management's review of its assets, at December 31, 2000, Guaranty had classified $7.1 million of its assets as substandard, and $3,000 as doubtful or loss. Not all of Guaranty's assets that have been classified are included in the table of non-performing assets set forth below. Several of these loans are classified because of previous credit problems but are performing.

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

         The following table reflects the composition of nonperforming assets at the dates indicated.

                                                               December 31,
------------------------------------------------------------------------------------------------
                                          2000        1999         1998        1997        1996
------------------------------------------------------------------------------------------------
(Dollars in thousands)
Nonaccrual loans                            238      $1,310       $1,686      $1,436      $1,670
Restructured loans                            -           -            -           -          11
------------------------------------------------------------------------------------------------
     Total non-performing loans             238       1,310        1,686       1,436       1,681
------------------------------------------------------------------------------------------------
Foreclosed assets                         1,301         843          488          65          51
------------------------------------------------------------------------------------------------
     Total non-performing assets         $1,539      $2,153       $2,174      $1,501      $1,732
================================================================================================

Loans past due 90 or more days and
     accruing interest                   $1,587      $   93       $  106      $  189      $    -
Non-performing loans to total loans, at
     period end                           0.12%       0.62%        0.97%       1.42%       1.98%
Non-performing assets to period end
     total loans and foreclosed assets    0.76%       1.02%        1.25%       1.49%       2.04%


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

Allowance for losses on loans and real estate

         Guaranty provides valuation allowances for anticipated losses on loans and real estate when its management determines that a significant decline in the value of the collateral has occurred, and if the value of the collateral is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, Guaranty also provides reserves based on the dollar amount and type of collateral securing its loans, in order to protect against unanticipated losses. A loss experience percentage is established for each loan type and is reviewed quarterly. Quarterly the loss percentage is applied to the portfolio, by product type, to determine the minimum amount of reserves required. Although management believes that it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from assumptions used in making the initial determinations.

         An analysis of the allowance for loan losses, including charge-off activity, is presented below for the periods indicated.

                                        Year Ended December 31,
------------------------------------------------------------------------------------------------------------
                                             2000           1999          1998          1997          1996
------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
------------------------------------------------------------------------------------------------------------
Balance at beginning of period              $1,203         $1,002          $935          $870          $747
Provision charged to operations              1,505            486           184           122            57
Charge-offs:
     Real estate                               229            122           120            57            39
     Consumer                                   72              -             -             -             -
     Commercial                                 34            165             -             -             -
Recoveries:
     Real estate                                20              -             3             -            19
     Consumer                                    2              2             -             -
     Commercial                                  1              -             -             -             4
------------------------------------------------------------------------------------------------------------
Net Charge-offs                                312            285           117            57            16
------------------------------------------------------------------------------------------------------------
Balance, end of period                      $2,396         $1,203        $1,002          $935          $788
============================================================================================================

Allowance for loan losses to period
     end total loans                         1.19%          0.57%         0.58%         0.93%         0.93%
Allowance for loan losses to
     nonaccrual loans                     1006.72%         91.83%        59.43%        67.20%        54.05%
Net charge-offs to average loans             0.15%          0.15%         0.10%         0.06%         0.02%


Provision for loan losses

         For the years ended December 31, 2000, 1999 and 1998, the provision for loan losses was $1.5 million, $486,000, and $184,200, respectively. The provision for loan losses has increased during these time periods due to Guaranty's continued movement towards commercial business, and construction and land development lending which carries a higher risk of loss than traditional mortgage lending. The increase in the provision for loan losses in 2000 was to increase Guaranty's allowance for possible loan losses to an amount consistent with its peer institutions. The increase was not attributable to any specific asset quality problems.

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

December 31,                       2000                  1999                  1998
----------------------------------------------------------------------------------------------
                                      Ratio of               Ratio of               Ratio of
                                      Loans to               Loans to               Loans to
                                     Total Gross            Total Gross            Total Gross
                           Allowance    Loans     Allowance    Loans     Allowance    Loans
----------------------------------------------------------------------------------------------
(Dollars in thousands)
----------------------------------------------------------------------------------------------
Residential real estate       $ 109    26.9%         $ 78      29.8%       $ 101      38.4%
Commercial real estate            -     1.7           109       5.8          144       7.7
Construction and land         1,056    29.1           383      31.4          384      34.7
Commercial business             861    29.0           466      24.9          258      13.7
Consumer and other loans        137    13.3           167       8.1          115       5.6
Unallocated                     233      -             -         -            -         -
----------------------------------------------------------------------------------------------
     Total                  $ 2,396   100.0%      $ 1,203     100.0%     $ 1,002     100.0%
==============================================================================================



December 31,
---------------------------------------------------------------------------------------------
                                   1997                  1996
---------------------------------------------------------------------------------------------
                                      Ratio of               Ratio of
                                      Loans to               Loans to
                                     Total Gross            Total Gross
                           Allowance    Loans     Allowance    Loans
---------------------------------------------------------------------------------------------
(Dollars in thousands)
---------------------------------------------------------------------------------------------

Residential real estate       $ 477     61.4%       $ 327      75.2%
Commercial real estate          212     15.5          194       8.7
Construction and land            52     17.0           70      10.0
Commercial business               -       -             -        -
Consumer and other loans         43      6.2           40       6.1
Unallocated                     151       -           157        -
---------------------------------------------------------------------------------------------
     Total                    $ 935    100.0%       $ 788     100.0%
=============================================================================================

Non-Interest Income

         Guaranty's non-interest income consists primarily of loan fees and servicing income, net gains on sale of loans and securities, and fees and service charges on deposit accounts. The following table presents information on the sources and amounts of non-interest income.

                                         Year Ended December 31,
--------------------------------------------------------------------------------
                                                2000        1999        1998
--------------------------------------------------------------------------------
Non Interest Income
--------------------------------------------------------------------------------
(Dollars in thousands)
Servicing income (loss)
    Gross servicing income                    $   197     $   560     $   452
    Amortization expense                         (138)       (563)       (169)
                                            ------------------------------------
Net servicing income (loss)                        59          (3)        283
Gain (loss)on sale of loans and securities        137        (870)      1,063
Service charges on checking                       718         578         424
Late charges and other consumer fees              238         105          69
Annuity and investment sales                      195         140          61
Other                                              93         175          66
--------------------------------------------------------------------------------
Total                                         $ 1,440     $   125     $ 1,966
--------------------------------------------------------------------------------

         Non-interest income increased by $1.3 million to $1.4 million for the year ended December 31, 2000. The increase in non-interest income for the current year was due to the elimination of the losses on securities sales. For the year ended December 31, 1999, non-interest income was $125,000 compared to $2.0 million for the year ended December 31, 1998. This decrease was a result of gains on sales of securities in 1998 of $1.4 million while a pretax loss of approximately $1.2 million occurred during 1999 due to the sale of approximately $13 million of available for sale securities. This loss was partially offset by a market value recovery recognized on the servicing asset of approximately $341,000 as well as increases in income from service charges on checking accounts and other related fees. For the year ended December 31, 1998, non-interest income was $2.0 million compared to $1.9 million for the year ended December 31, 1997. During 1998 there were increased fees with the addition of the commercial loan department and service charges on commercial checking accounts which carry higher fees and an increase in fees on other checking accounts. These increases were offset by a market value impairment recognized on the servicing asset for $342,000.

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

         Historically, mortgage loan servicing was a significant business for Guaranty. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, holding escrow funds for payment of taxes and insurance, making required inspections of the mortgaged premises, contacting delinquent mortgagors, supervising foreclosures in the event of unremitted defaults and generally administering the loans for the investors to whom they have been sold. MSRs are intangible assets that represent the rights to service mortgage loans and in turn to receive the service fee income associated with the mortgage loans. MSRs are amortized against income over the estimated average lives of the loans serviced. If loans are prepaid at rates faster than those originally assumed, adjustments may be required to the unamortized balance, which could result in charges to current earnings. Conversely, slower prepayments rates could result in increases in mortgage loan servicing income in future periods. Impairment of MSRs is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For the purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans. The amount of impairment recognized is the amount by which capitalized MSRs for a stratum exceed their fair value. At December 31, 2000 and 1999 MSRs totaled $1.0 million and $568,000, respectively. Impairment on these rights was $55,000 and $1,000 for the years ended December 31, 2000 and 1999, respectively. See "Financial Statements - Summary of Accounting Policies." At December 31, 2000 and 1999, loans serviced for others totaled $92.0 million and $241.9 million, respectively. Approximately $189,000,000 of loans serviced for others at December 31, 1999 were sold to a third party with transfer of the loans having occurred in February 2000.

         Guaranty sells fixed rate residential production on an individual loan basis and securitizes loans through the creation of Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and Governmental National Mortgage Association ("GMNA") mortgage-backed securities. During the years ended December 31, 2000 and 1999, Guaranty sold $39.9 million and $80.0 million, respectively, of loans and securitized loans.

         Prior to 2000, Guaranty has traded treasury securities in an effort to take advantage of short term movements in market interest rates. Guaranty did not buy or sell any trading account securities in 2000. Sales of trading account securities totaled $ 30.8 million during the year ended December 31, 1999. Guaranty experienced losses of $304,000 and $302,000, respectively on such sales for the years ended December 31, 1999 and 1998.

         Loan fees, net of loan underwriting and closing costs, are deferred and amortized into income over the estimated remaining lives of the loans to which they relate. Guaranty had deferred fees, net of direct underwriting costs, of $40,000 and $113,000 at December 31, 1999 and 1998, respectively.

Non-Interest Expenses

         Non-interest expenses increased by approximately $1.4 million to $8.8 million for the year ended December 31, 2000. The increase was in all categories and reflected the continued growth of Guaranty. For the year ended December 31, 1999, non-interest expenses were $7.4 million, compared to $5.8 million for the year ended December 31, 1998. The $1.6 million increase was due to an increase in personnel, occupancy costs, and data processing associated with the overall growth of the Bank including the opening of an eighth branch during the year. For the year ended December 31, 1998, non-interest expenses were $5.8 million compared to $3.8 million for the year ended December 31, 1997. This increase was due primarily to increased costs associated with the expanded branch network and the new commercial loan department.

                                            Year Ended December 31,
------------------------------------------------------------------------
Non Interest Expense                     2000        1999        1998
------------------------------------------------------------------------
(Dollars in thousands)
Personnel                               $ 4,227     $ 3,998     $ 3,089
Occupancy                                 1,353         918         783
Data processing                             926         762         585
Marketing and professional fees             740         471         513
Other                                     1,549       1,216         823
------------------------------------------------------------------------
Total                                   $ 8,795     $ 7,365     $ 5,793
------------------------------------------------------------------------

Income Taxes

         Income tax expense for the years ended December 31, 2000, 1999 and 1998, was $313,000, $2,300 and $624,000, respectively. The decreases and increases are a direct result of earnings levels for the respective year ends. The effective income tax rate for each year is substantially the same.

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

         At December 31, 2000, deposits were $216.7 million, an 8.6% increase from $199.6 million at December 31, 1999. The deposit growth is a reflection of management's emphasis on core deposit growth, aggressive pricing and increased marketing. In order to reduce the overall cost of funds and reduce the Corporation's reliance on high cost time deposits and short term borrowings as a funding source, management continues to direct extensive marketing efforts towards attracting lower cost transaction accounts. However, there is no assurance that these efforts will be successful, or if successful, will reduce the Corporations reliance on time deposits and short term borrowings.

         The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by Guaranty at the dates indicated.

--------------------------------------------------------------------------------
December 31,                                 2000          1999         1998
--------------------------------------------------------------------------------
(Dollars in thousands)
Statement savings accounts                 $ 10,311      $ 11,203      $ 9,863
Demand deposit accounts                      40,571        30,206       23,433
Money market accounts                        18,894        27,878       22,319
30-to-180-day certificates                    4,613         3,250          825
Seven to eleven month certificates           37,027             -            -
One-to five-year fixed-rate certificates     98,540       119,350      106,953
Eighteen-month prime rate certificates        6,771         7,708        9,412
--------------------------------------------------------------------------------
     Total                                 $216,727      $199,595     $172,805
================================================================================

         The following table contains information pertaining to the average amount of and the average rate paid on each of the following deposit categories for the periods indicated.

------------------------------------------------------------------------------------------------
Year Ended December 31,             2000                   1999                    1998
------------------------------------------------------------------------------------------------
                                         Average                Average                 Average
                              Average     Rate       Average      Rate       Average      Rate
                              Balance     Paid       Balance      Paid       Balance      Paid
------------------------------------------------------------------------------------------------
(Dollars in thousands)
Noninterest bearing
  demand deposits             $14,409     0.00%      $10,232      0.00%      $ 5,338      0.00%
Interest bearing
  demand deposits              42,034     3.16%       44,906      3.50%       24,936      3.46%
Savings deposits               10,922     2.24%       10,968      2.31%        8,551      2.97%
Time deposits                 149,787     5.97%      126,015      5.19%       93,615      5.41%
------------------------------------------------------------------------------------------------
Total deposits               $217,152     4.84%     $192,121      4.35%     $132,440      4.67%
================================================================================================


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

         The following table sets forth the deposit flows of Guaranty during the periods indicated.

------------------------------------------------------------------
Year Ended December 31,        2000          1999          1998
------------------------------------------------------------------
(Dollars in thousands)
------------------------------------------------------------------
Opening balance              $199,595      $172,805      $112,947
Net deposits                    6,610        18,425        53,673
Interest credited              10,522         8,365         6,185
------------------------------------------------------------------
Ending balance               $216,727      $199,595      $172,805
------------------------------------------------------------------

Net increase                 $ 17,132      $ 26,790      $ 59,858
Percent increase                 8.58%        15.50%        53.00%
==================================================================

         The following table indicates the amount of Guaranty's certificates of deposit by time remaining until maturity as of December 31, 2000.

                                                                    Maturity
--------------------------------------------------------------------------------------------------------
                                             3 Months    Over 3 to   Over 6 to      Over
                                             or less     6 months    12 months    12 months     Total
--------------------------------------------------------------------------------------------------------
(Dollars in thousands)
--------------------------------------------------------------------------------------------------------
Certificates of deposit less than $100,000   $ 35,246    $ 20,627     $ 57,390     $ 6,941    $ 120,204
Certificates of deposit of $100,000 or more     8,326       6,184       10,618       1,619       26,747
--------------------------------------------------------------------------------------------------------
     Total certificates of deposit           $ 43,572    $ 26,811     $ 68,008     $ 8,560    $ 146,951
========================================================================================================

Borrowings

         As a member of the FHLB of Atlanta, Guaranty is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Atlanta may prescribe the acceptable uses to which these advances may be put, as well as on the size of the advances and repayment provisions. The advances are collateralized by Guaranty's investment in Federal Home Loan Bank stock and certain mortgage loans. See the Notes to Consolidated Financial Statements for information regarding the maturities and rate structure of Guaranty's FHLB advances. At December 31, 2000, Guaranty had $14.0 million outstanding to the FHLB compared to $20 million and $21 million outstanding at the end of the prior two years.

         Guaranty's borrowings also include securities sold under agreements to repurchase, with mortgage-backed securities or other securities pledged as collateral. The proceeds are used by Guaranty for general corporate purposes. At December 31, 2000, Guaranty did not have any amount outstanding in securities sold under agreement to repurchase, as compared to $16.6 million at the end of the prior year.

         Guaranty uses borrowings to supplement deposits when they are available at a lower overall cost to Guaranty or they can be invested at a positive rate of return.

         The following table sets forth the maximum month-end balances, average balances and weighted average rates, of FHLB advances and securities sold under agreements to repurchase for the periods indicated.

----------------------------------------------------------------------------------------
Year Ended December 31,              2000              1999                1998
----------------------------------------------------------------------------------------
(Dollars in thousands)
----------------------------------------------------------------------------------------
Maximum Balance:
     FHLB Advances                 $31,000            $30,000             $26,000
     Securities sold under
        agreements to repurchase    16,684             16,650              6,856
----------------------------------------------------------------------------------------

                                        Weighted            Weighted            Weighted
                               Average  Average    Average  Average    Average  Average
                               Balance    Rate     Balance    Rate     Balance    Rate
----------------------------------------------------------------------------------------
FHLB Advances                   $18,637   6.51%    $26,226    4.88%     $9,748    5.57%
Securities sold under
     agreements to repurchase     4,137   6.59%      9,387    5.10%      2,336    5.00%
========================================================================================


         The following table sets forth the balances of Guaranty's short-term borrowings at the dates indicated.

--------------------------------------------------------------------------------
December 31,                                     2000         1999        1998
--------------------------------------------------------------------------------
(Dollars in thousands)
--------------------------------------------------------------------------------
FHLB advances                                   $14,000     $20,000     $21,000
Securities sold under agreements
  to repurchase                                       -      16,650       1,008
--------------------------------------------------------------------------------
     Total short-term borrowings                 14,000     $36,650     $22,008
================================================================================
Weighted average interest rate of
  short-term FHLB advances                        6.35%       5.57%       5.57%
Weighted average interest rate of
  securities sold under agreements to
  repurchase                                          -       6.14%       5.00%
================================================================================

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

         At December 31, 2000, cash and cash equivalents were approximately $15.6 million. Financing activities reduced cash and cash equivalents by approximately $6.1 million during 2000. This amount represents the combination of the net decrease in advances from the FHLB of $6.0 million, a decrease of $16.7 million in securities sold under agreements to repurchase and the growth in deposits of $17.1 million. Approximately $353,000 in dividends to common shareholders were paid during 2000. Daily operating activities of the company provided $3.4 million in cash and cash equivalents. Investing activities provided an additional $5.6 million in cash and cash equivalents which consisted mainly of the sale of $4.8 million in securities and a net decrease in the loan portfolio of $2.6 million. This additional cash flow was used to invest in office properties and equipment (primarily for the new Forest Lakes branch) of $1.3 million, and $453,000 in originated mortgage servicing rights.

         Cash and cash equivalents were approximately $12.6 million at December 31, 1999. Financing activities provided $42.9 million primarily as a result of net proceeds from the sale of common stock of $3.7 million, a net increase in deposits of $26.8 million and an increase in securities sold under agreements to repurchase of $15.6 million. Approximately $4.1 million was provided by operating activities which was primarily a result of an increase in non-cash items, such as a $1.2 million loss on sale of available for sale securities, $486,000 in provision for loan loss and depreciation and amortization of $633,000 along with the cash items such as prepayments by borrowers for taxes and insurance of $366,000 and other liabilities of $628,000. In addition, investing activities absorbed approximately $44.9 million which was primarily a result of a net increase in loans of approximately $43.8 million.

         Guaranty uses its sources of funds primarily to meet operating needs, to pay deposit withdrawals and fund loan commitments. At December 31, 2000 and 1999 total approved loan commitments were $6.2 million and $4.4 million respectively. In addition, at December 31, 2000 and 1999 and 1998, commitments under unused lines of credit were $49.7 million, $61.7 million and $52.3 million, respectively. Certificates of deposit scheduled to mature in one year or less at December 31, 2000, 1999 and 1998 totaled $138.4 million, $112.8 million, $91.5 million, respectively. Management believes that a significant portion of maturing deposits will remain with Guaranty.

         Management intends to fund anticipated loan closings and operating needs during 2001 through cash on hand, proceeds from the sale of loans and securities, cash generated from operations and anticipated increases in deposits. Current and anticipated marketing programs will be primarily targeted at the attraction of lower cost transaction accounts. Concurrent with the strategies employed to attract these accounts, management plans to gradually reduce the rate paid on time deposits in comparison to the competition. However, the pricing of time deposits will be balanced against upcoming maturities to ensure that liquidity is not adversely impacted by a large run off of time deposits.

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

         Guaranty and the Bank are subject to regulatory capital requirements of the Federal Reserve. At December 31, 2000, Guaranty exceeded all such regulatory capital as shown in the following table.

                                                 December 31, 2000
                                                 Guaranty Financial   Guaranty
                                                     Corporation        Bank
-------------------------------------------------------------------------------
(Dollars in thousands)
-------------------------------------------------------------------------------
Tier 1 Capital:
  Common stock                                         $  2,452       $  2,000
  Capital surplus                                         8,953          9,742
  Cumulative preferred securities (2)                     5,419              -
  Retained earnings                                       4,851         10,217
-------------------------------------------------------------------------------
  Disallowed intangible assets                              102            102
-------------------------------------------------------------------------------
    Total Tier 1 Capital                                 21,573         21,857
-------------------------------------------------------------------------------

Tier 2 Capital:
  Allowance for loan losses (1)                           2,396          2,396
  Cumulative preferred securities                           594              -
-------------------------------------------------------------------------------
    Total Tier 2 Capital                                  2,990          2,396
-------------------------------------------------------------------------------
      Total Risk Based Capital                         $ 24,563       $ 24,253
-------------------------------------------------------------------------------

Risk Weighted Assets                                   $216,439       $218,065

Capital Ratios:
  Tier 1 Risk-based                                        9.97%         10.02%
  Total Risk-based                                        11.35%         11.12%
  Tier 1 Capital to average adjusted total assets          8.50%          8.62%
===============================================================================

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

Accounting Rules

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, which was subsequently amended by SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities", requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain requirements are met, a derivative may be specifically designated as a hedge and an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness if the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133, as amended, was effective for all quarters of fiscal years beginning after June 15, 2000, and required application prospectively. The adoption of SFAS 133, as amended, did not have a material impact on the consolidated financial statements.

         In March 2000, the FASB issued interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan,
(c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Corporation believes that adoption of FIN 44 will not have a material effect on the Corporation's financial statements but may impact the accounting for grants or awards in future periods.

Subisdiary Activities

         Guaranty has two subsidiaries, the Bank and Guaranty Capital Trust I (the "Trust"). The Trust was formed on April 29, 1998 and is the holder of the trust preferred securities, which were sold for $6,900,000. See Notes to the Consolidated Financial Statements for information regarding the terms of the securities. The Bank has two wholly owned subsidiaries, GMSC, Inc. ("GMSC") and Guaranty Investments Corporation ("GICO"). GMSC is a financing subsidiary through which Guaranty formed a Real Estate Mortgage Investment Conduit ("REMIC"). Guaranty sells non-deposit investment products through GICO. GICO had a net income of $42,500 and $2,400 for the years ended December 31, 2000 and 1999, respectively, and a net loss of $15,800 for the year ended December 31, 1998.

         In 1987, Guaranty formed GMSC and entered into a REMIC in order to create liquidity. Guaranty utilized the REMIC to pool $19.9 million of fixed rate mortgages into mortgage backed securities, which were used as collateral for bonds sold to private investors. The bonds bore a coupon of 8% and were sold at a discount and costs of issuance of approximately $3.3 million. The bonds' discount and issuance costs are amortized against income as mortgages underlying the bonds repay. For the years ended December 31, 2000, 1999 and 1998, amortization expense was $21,000, $156,000 and $101,000 respectively. The amortization of the REMIC expenses is treated as interest expense.


Item 7.      Financial Statements.

         The following financial statements are filed as a part of this report following Item 13 below:

         Report of Independent Certified Public Accountants
         Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Operations for the years ended December 31,
             2000, 1999 and 1998
         Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2000, 1999 and 1998

         Consolidated  Statements  of  Stockholders'  Equity for the years ended
             December 31, 2000, 1999 and 1998
         Consolidated  Statements of Cash Flows for the years ended December 31,
             2000, 1999 and 1998
         Summary of Accounting Policies
         Notes to Consolidated Financial Statements


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


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         Information set forth under the headings "Election of Directors," "Executive Officers Who Are Not Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance" in Guaranty's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of Guaranty's 2000 fiscal year (the "2001 Proxy Statement"), is hereby incorporated by reference.

Item 10.     Executive Compensation

         Information set forth under the headings "Executive Compensation -- Summary of Cash and Certain Other Compensation," "-- Stock Option Grants," "-- Option Exercises and Holdings," "-- Directors' Fees," and "-- Employment Agreements" in the 2001 Proxy Statement is hereby incorporated by reference.


Item 11.     Security Ownership of Certain Beneficial Owners and Management

         Information set forth under the headings "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the 2001 Proxy Statement is incorporated by reference.


Item 12.     Certain Relationships and Related Transactions

         Information set forth under the heading "Transactions with Management" in the 2001 Proxy Statement is hereby incorporated by reference.

Item 13.     Exhibits and Reports on Form 8-K

         The following documents are attached hereto or incorporated herein by reference as Exhibits:

         (a) Exhibits

             3.1 Amended and Restated Articles of Incorporation of Guaranty (restated in electronic format), attached as Exhibit 3.1 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997, incorporated herein by reference.

             3.2   Bylaws  of   Guaranty,   attached   as  Exhibit  3.1  to  the
                   Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997, incorporated herein by reference.

             10.1 Guaranty Financial Corporation 1991 Incentive Plan (as amended), attached as Exhibit A to Guaranty's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders, incorporated herein by reference.

             21    Subsidiaries of Guaranty.


         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                Guaranty Financial Corporation
                              and Subsidiaries



















                                               Consolidated Financial Statements
                                            As of December 31, 2000 and 1999 and
                            For the Years Ended December 31, 2000, 1999 and 1998

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries


                                                                        Contents

================================================================================

     Report of Independent Certified Public Accountants                        3

     Consolidated Financial Statements

       Balance Sheets                                                          4

       Statements of Operations                                            5 - 6

       Statements of Comprehensive Income (Loss)                               7

       Statements of Stockholders' Equity                                      8

       Statements of Cash Flows                                           9 - 11

     Summary of Accounting Policies                                      12 - 17

     Notes to Consolidated Financial Statements                          18 - 38

                        [LETTERHEAD OF BDO SEIDMAN, LLP]



Report of Independent Certified Public Accountants



To the Board of Directors and Stockholders
Guaranty Financial Corporation
Charlottesville, Virginia

We have audited the consolidated balance sheets of Guaranty Financial Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guaranty Financial Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with generally accepted accounting principles.


                                                   /s/ BDO Seidman, LLP

                                                   BDO Seidman, LLP

Richmond, Virginia
January 19, 2001

===================================================================================================
December 31,                                                       2000                 1999
---------------------------------------------------------------------------------------------------
     Assets

Cash and cash equivalents (including interest
   bearing deposits of approximately
   $5,158,000 and $4,659,000)                                 $  15,550,212        $  12,634,518
Investment securities (Note 1)
   Held-to-maturity                                               1,199,609            1,335,625
   Available for sale                                            17,930,719           22,196,717
   Trading                                                                -                    -
Investment in Federal Home Loan Bank
   stock, at cost (Note 8)                                        1,550,000            1,500,000
Loans receivable, net (Notes 2 and 10)                          201,616,735          205,399,169
Accrued interest receivable                                       2,078,691            1,742,936
Real estate owned                                                 1,301,277              842,981
Office properties and equipment, net (Note 3)                     9,877,175            9,331,484
Mortgage servicing rights (Note 2)                                1,020,982              567,697
Other assets (Note 9)                                             1,896,977            3,788,163
---------------------------------------------------------------------------------------------------

















                                                               $254,022,377         $259,339,290
===================================================================================================

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                                     Consolidated Balance Sheets

===================================================================================================
December 31,                                                       2000                 1999
---------------------------------------------------------------------------------------------------
     Liabilities and Stockholders' Equity

Liabilities
   Deposits (Note 4)                                           $216,727,197         $199,594,671
   Advances from Federal Home Loan Bank
     (Note 8)                                                    14,000,000           20,000,000
   Securities sold under agreement to
     repurchase (Notes 1 and 7)                                           -           16,650,250
   Bonds payable (Notes 1 and 6)                                    792,153              902,513
   Accrued interest payable                                         393,787              257,879
   Prepayments by borrowers for taxes and
     insurance                                                      263,973              493,725
   Other liabilities                                                794,597            1,098,681
---------------------------------------------------------------------------------------------------

Total liabilities                                               232,971,707          238,997,719
---------------------------------------------------------------------------------------------------

Commitments and Contingencies
   (Notes 11, 12, 14 and 16)
---------------------------------------------------------------------------------------------------

Convertible preferred securities (Notes 12 and 13)                6,012,500            6,075,000
--------------------------------------------------------------------------------------------------

Stockholders' Equity (Notes 13 and 14)
   Preferred stock, par value $1 per share,
     500,000 shares authorized, none issued                               -                    -
   Common stock, par value $1.25 per share,
     4,000,000 shares authorized, 1,961,727
     shares issued and outstanding                                2,452,159            2,452,159
   Additional paid-in capital                                     8,953,230            8,943,119
   Accumulated other comprehensive loss                          (1,218,309)          (1,608,089)
   Retained earnings - substantially restricted                   4,851,090            4,479,382
---------------------------------------------------------------------------------------------------

Total stockholders' equity                                       15,038,170           14,266,571
---------------------------------------------------------------------------------------------------

                                                               $254,022,377         $259,339,290
===================================================================================================
    See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                           Consolidated Statements of Operations


=======================================================================================================
Year Ended December 31,                                    2000              1999              1998
-------------------------------------------------------------------------------------------------------
Interest income
   Loans                                            $20,102,511       $15,764,851       $11,230,838
   Investment securities                              2,254,749         2,607,285         1,829,428
-------------------------------------------------------------------------------------------------------

Total interest income                                22,357,260        18,372,136        13,060,266
-------------------------------------------------------------------------------------------------------

Interest expense
   Deposits                                          10,522,255         8,365,324         6,184,500
   Borrowings                                         2,054,883         2,273,678         1,224,475
-------------------------------------------------------------------------------------------------------

Total interest expense                               12,577,138        10,639,002         7,408,975
-------------------------------------------------------------------------------------------------------

Net interest income                                   9,780,122         7,733,134         5,651,291

Provision for loan losses (Note 2)                    1,505,000           486,000           184,200
-------------------------------------------------------------------------------------------------------

Net interest income after provision
   for loan losses                                    8,275,122         7,247,134         5,467,091
-------------------------------------------------------------------------------------------------------

Other income
   Loan and deposit fees and servicing income           775,743           517,585           656,293
   Net gain (loss) on sale of loans and
     securities                                         136,704          (870,376)        1,062,670
   Other                                                527,533           477,794           247,240
-------------------------------------------------------------------------------------------------------

Total other income                                    1,439,980           125,003         1,966,203
-------------------------------------------------------------------------------------------------------

Other expense
   Personnel                                          4,226,707         3,998,107         3,089,212
   Occupancy (Note 11)                                1,352,678           918,099           783,473
   Data processing (Note 11)                            925,751           762,159           585,282
   Other                                              2,289,747         1,687,039         1,334,848
-------------------------------------------------------------------------------------------------------

Total other expenses                                  8,794,883         7,365,404         5,792,815
-------------------------------------------------------------------------------------------------------


                                                                                           continued...


                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                           Consolidated Statements of Operations
                                                                     (continued)


======================================================================================================
Year Ended December 31,                                    2000              1999              1998
------------------------------------------------------------------------------------------------------
Income before income taxes                             $920,219            $6,733        $1,640,479

Provision for income taxes (Note 9)                     313,103             2,300           624,200
------------------------------------------------------------------------------------------------------

Net income                                             $607,116            $4,433        $1,016,279
======================================================================================================

Basic and Diluted Earnings Per Share                   $    .31            $    -        $      .68
======================================================================================================
       See accompanying summary of accounting policies and notes to consolidated finanical statements.


                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                          Consolidated Statements of Comprehensive Income (Loss)

======================================================================================================
Year Ended December 31,                                     2000              1999             1998
------------------------------------------------------------------------------------------------------
Net income                                              $607,116       $     4,433       $1,016,279
------------------------------------------------------------------------------------------------------

   Other comprehensive income (loss)
     Unrealized gains on securities
       Unrealized holding gains (losses)
         arising during period                           514,370        (2,385,032)         (19,865)
       Less: reclassification adjustment for
         gains (losses) included in net
         income                                          (76,206)          187,262          (82,211)
------------------------------------------------------------------------------------------------------

   Other comprehensive income (loss),
     before tax                                          590,576        (2,572,294)          62,346

     Income tax (expense) benefit related
       to items of other comprehensive
       income (loss)                                    (200,796)          874,580          (23,692)
------------------------------------------------------------------------------------------------------

   Other comprehensive income (loss)
     net of tax                                          389,780        (1,697,714)          38,654
------------------------------------------------------------------------------------------------------

Comprehensive income (loss)                             $996,896       $(1,693,281)      $1,054,933
======================================================================================================
       See accompanying summary of accounting policies and notes to consolidated finanical statements.


                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                 Consolidated Statements of Stockholders' Equity


=======================================================================================================================
                                                                       Accumulated
                                                       Additional         Other                             Total
                                        Common          Paid-in       Comprehensive       Retained      Stockholders'
                                         Stock          Capital       Income (Loss)       Earnings         Equity
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997               $1,876,729     $5,724,954   $      50,971        $4,207,500      $11,860,154
Cash dividend                                     -              -               -          (360,816)        (360,816)
Other comprehensive
   income                                         -              -          38,654                 -           38,654
Stock options exercised
   (Note 14)                                  2,500         21,500               -                 -           24,000
Repurchase of common stock                   (2,070)       (21,930)              -                 -          (24,000)
Net income                                        -              -               -         1,016,279        1,016,279
-----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                1,877,159      5,724,524          89,625         4,862,963       12,554,271
Cash dividend                                     -              -               -          (388,014)        (388,014)
Other comprehensive loss                          -              -      (1,697,714)                -       (1,697,714)
Repurchase of trust preferred
   securities (Note 12)                           -        101,027               -                 -          101,027
Issuance of common stock
   (Note 13)                                575,000      3,117,568               -                 -        3,692,568
Net income                                        -              -               -             4,433            4,433
-----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                2,452,159      8,943,119      (1,608,089)        4,479,382       14,266,571
Cash dividend                                     -              -               -          (235,408)        (235,408)
Other comprehensive
   income                                         -              -         389,780                 -          389,780
Repurchase of trust preferred
   securities (Note 12)                           -         10,111               -                 -           10,111
Net income                                        -              -               -           607,116          607,116
-----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000               $2,452,159     $8,953,230     $(1,218,309)       $4,851,090      $15,038,170
=======================================================================================================================
                        See accompanying summary of accounting policies and notes to consolidated finanical statements.

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                           Consolidated Statements of Cash Flows


====================================================================================================================
Year Ended December 31,                                              2000                 1999                1998
--------------------------------------------------------------------------------------------------------------------
Operating activities
   Net income                                               $     607,116      $         4,433      $    1,016,279
   Adjustments to reconcile net income
     to net cash provided (absorbed) by
     operating activities
       Provision for loan losses                                1,505,000              486,000             184,200
       Depreciation and amortization                              721,954              632,665             487,073
       Amortization of deferred loan fees                         (63,298)             (43,797)           (529,287)
       Net amortization of premiums and
         accretion of discounts                                   (92,757)             111,133             194,913
       Gain on sale of loans                                     (338,318)            (319,689)         (1,328,575)
       Originations of loan held for sale                     (40,142,264)         (79,669,584)        (58,985,227)
       Proceeds from sale of loans                             39,803,946           79,989,273          60,313,802
       Loss (gain) on sale of held to maturity
         and securities available for sale                         76,206            1,212,750            (378,082)
       Loss on disposal of office properties
         and equipment                                             27,554                5,657               6,316
       Loss on sale of trading account
         securities                                                     -              303,968             301,869
       Purchases of trading account securities                          -          (30,061,752)       (106,204,637)
       Sales of trading account securities                              -           30,757,784         105,934,956
       Changes in
         Accrued interest receivable                             (335,755)             (92,060)           (806,664)
         Other assets                                           1,865,189              (66,672)         (1,014,818)
         Accrued interest payable                                 135,908              133,053              66,422
         Income taxes                                              36,108             (242,649)             61,549
         Prepayments by borrowers for
           taxes and insurance                                   (229,752)             365,592              47,309
         Other liabilities                                       (186,381)             628,542             238,239
--------------------------------------------------------------------------------------------------------------------

Net cash provided (absorbed) by operating
   activities                                                   3,390,456            4,134,647            (394,363)
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

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                           Consolidated Statements of Cash Flows
                                                                     (continued)


====================================================================================================================
Year Ended December 31,                                             2000                  1999                1998
--------------------------------------------------------------------------------------------------------------------
Investing activities
   Net decrease (increase) in loans                         $  2,559,072          $(43,826,795)       $(62,772,937)
   Repayments on held to maturity
     securities                                                  383,340             1,049,891             555,607
   Purchase of held to maturity securities                      (250,000)                    -            (150,000)
   Purchase of securities available for sale                           -           (53,120,948)       (105,361,247)
   Proceeds from sales of securities
     available for sale                                        4,798,122            54,923,087          90,471,571
   Sale of FHLB stock                                            500,000             1,100,000                   -
   Purchase of FHLB stock                                       (550,000)           (1,300,000)           (439,900)
   Purchase of other stock                                      (102,500)                    -                   -
   Origination of mortgage servicing rights                     (453,285)             (806,650)           (499,000)
   Purchase of office properties and
     equipment                                                (1,295,199)           (2,919,824)         (1,543,593)
--------------------------------------------------------------------------------------------------------------------

Net cash provided (absorbed) by investing
   activities                                                  5,589,550           (44,901,239)        (79,739,499)
--------------------------------------------------------------------------------------------------------------------

Financing activities
   Net increase in deposits                                   17,132,526            26,789,387          59,858,272
   Repayment of Federal Home Loan
     Bank advances                                           (62,000,000)          (30,000,000)        (39,000,000)
   Proceeds from Federal Home Loan
     Bank advances                                            56,000,000            29,000,000          60,000,000
   Payments on bonds payable, including
     unapplied payments                                         (130,977)           (1,036,063)           (673,116)
   Increase (decrease) in securities sold
     under agreements to repurchase                          (16,650,250)           15,641,500          (1,980,250)
   Proceeds from issuance of convertible
     preferred securities                                              -                     -           6,900,000
   Repurchase of convertible preferred
     securities                                                  (62,500)             (825,000)                  -
   Proceeds from issuance of common
     stock, net                                                        -             3,692,568                   -
   Dividends paid                                               (353,111)             (388,014)           (360,816)
--------------------------------------------------------------------------------------------------------------------

Net cash provided (absorbed) by financing
   activities                                                 (6,064,312)           42,874,378          84,744,090
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

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                           Consolidated Statements of Cash Flows
                                                                     (continued)


====================================================================================================================
Year Ended December 31,                                              2000                 1999                1998
--------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                         $ 2,915,694          $ 2,107,786         $ 4,610,228

Cash and cash equivalents, beginning
   of year                                                     12,634,518           10,526,732           5,916,504
--------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                        $15,550,212          $12,634,518         $10,526,732
====================================================================================================================
                     See accompanying summary of accounting policies and notes to consolidated finanical statements.

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

Reclassifications

Certain reclassifications have been made in the prior year consolidated financial statements and notes to conform to the December 31, 2000 presentation.

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

The Corporation had approximately $2,193,000, $630,000 and $1,080,000 of loans held for sale at December 31, 2000, 1999 and 1998, respectively. The estimated market value of these loans exceeded their carrying cost.

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

The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value. At December 31, 2000 and 1999 an impairment of approximately $55,000 and $1,000 was recognized on those rights, respectively.

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

At December 31, 2000 and 1999 the Corporation had no loans that were considered impaired.

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

Basic and Diluted Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The basic and diluted weighted average number of shares of common stock outstanding were 1,961,727, 1,558,439 and 1,501,604 for the years ended December 31, 2000, 1999 and 1998, respectively.

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                                  Summary of Accounting Policies
                                                                     (continued)

================================================================================

Statements of Cash Flows

Cash and cash equivalents include Federal funds sold with original maturities of three months or less. Interest paid was approximately $12,713,000, $10,772,000 and $7,343,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Cash paid for income taxes was approximately $697,000, $360,000 and $656,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Real estate acquired in the settlement of loans was approximately $941,000, $1,141,000 and $488,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, which was subsequently amended by SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities", requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain requirements are met, a derivative may be specifically designated as a hedge and an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133, as amended, was effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and required application prospectively. The adoption of SFAS 133, as amended, did not have a material impact on the Corporation's consolidated financial statements.

In March 2000, the FASB issued interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB
Opinion No. 25. FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Corporation believes that adoption of FIN 44 will not have a material effect on the Corporation's financial statements but may impact the accounting for grants or awards in future periods.

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

                                      Notes to Consolidated Financial Statements


================================================================================


1.     Investment Securities

A summary of the carrying value and estimated market value of investment securities is as follows:

December 31, 2000
---------------------------------------------------------------------------------------------------------------------------

                                                                        Gross                  Gross             Estimated
                                                Amortized            Unrealized             Unrealized             Market
                                                   Cost                 Gains                 Losses               Value
---------------------------------------------------------------------------------------------------------------------------
Held to Maturity

   Mortgage-backed securities                  $   949,609          $    20,335           $            -        $   969,944
   Other                                           250,000                    -                        -            250,000
---------------------------------------------------------------------------------------------------------------------------

                                                 1,199,609               20,335                        -          1,219,944
---------------------------------------------------------------------------------------------------------------------------

Available for Sale

   Corporate bonds                              19,354,392                    -                1,845,923         17,508,469
   Other                                           422,250                    -                        -            422,250
---------------------------------------------------------------------------------------------------------------------------

                                                19,776,642                    -                1,845,923         17,930,719
---------------------------------------------------------------------------------------------------------------------------

                                               $20,976,251          $    20,335              $ 1,845,923        $19,150,663
===========================================================================================================================

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


================================================================================


1.      Investment Securities (continued)

December 31, 1999
-------------------------------------------------------------------------------------------------------------------------------

                                                                        Gross                  Gross             Estimated
                                                Amortized            Unrealized             Unrealized             Market
                                                   Cost                 Gains                 Losses               Value
-------------------------------------------------------------------------------------------------------------------------------
Held to Maturity

   Mortgage-backed securities                  $ 1,085,625          $   17,048            $         -           $   1,102,673
   Other                                           250,000                   -                      -                 250,000
-------------------------------------------------------------------------------------------------------------------------------

                                                 1,335,625              17,048                      -               1,352,673
-------------------------------------------------------------------------------------------------------------------------------

Available for Sale

   Mortgage-backed securities                    4,897,805                   -                117,365               4,780,440
   Corporate bonds                              19,415,565                   -              2,319,038              17,096,527
   Other                                           319,750                   -                      -                 319,750
-------------------------------------------------------------------------------------------------------------------------------

                                                24,633,120                   -              2,436,403              22,196,717
-------------------------------------------------------------------------------------------------------------------------------

                                              $ 25,968,745          $   17,048           $  2,436,403           $  23,549,390
===============================================================================================================================

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================


1.     Investment Securities (continued)

The amortized cost and estimated market value of available for sale and held to maturity securities at December 31, 2000 by maturity is as follows:

                                                                                            Estimated
                                                                    Amortized                 Market
                                                                      Cost                    Value
--------------------------------------------------------------------------------------------------------
Held to Maturity
   Mortgage-backed securities                                     $    949,609             $    969,944
   Other                                                               250,000                  250,000
--------------------------------------------------------------------------------------------------------

                                                                     1,199,609                1,219,944
--------------------------------------------------------------------------------------------------------

Available for Sale
   Corporate bonds and other due after five years                   19,776,642               17,930,719
--------------------------------------------------------------------------------------------------------

                                                                    19,776,642               17,930,719
--------------------------------------------------------------------------------------------------------

                                                                  $ 20,976,251             $ 19,150,663
========================================================================================================

Gross gains and losses from the sale of securities during the years ended December 31, 2000, 1999 and 1998 were as follows (in 000's):

                                                        2000                         1999                       1998
                                                Gains          Losses         Gains        Losses        Gains       Losses
-------------------------------------------------------------------------------------------------------------------------------
Held to Maturity                                $  -           $   -          $   -       $     -       $    -       $  202
Available for Sale                                 -              77            256         1,468          579            -
Trading                                            -               -             77           381          162          464

Mortgage backed securities of approximately $950,000 and $1,086,000 at December 31, 2000 and 1999, respectively, were pledged for bonds payable (Note 6). At December 31, 2000 and 1999, investment securities with a market value of approximately $16,650,000 were pledged as collateral under repurchase agreements (Note 7).

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================


2.      Loans Receivable

Loans receivable are summarized as follows

December 31,                                                            2000                    1999
-------------------------------------------------------------------------------------------------------
Mortgage loans
   Residential                                                  $  54,910,973          $  54,912,431
   Commercial                                                       3,434,287              3,838,316
   Construction and land loans                                     59,363,432             70,008,650
-------------------------------------------------------------------------------------------------------

Total real estate                                                 117,708,692            128,759,397

Commercial business loans                                          59,119,906             53,504,589
Consumer loans                                                     27,157,528             24,378,061
-------------------------------------------------------------------------------------------------------

Total loans receivable                                            203,986,126            206,642,047
-------------------------------------------------------------------------------------------------------

Less
   Deferred loan fees (costs), net                                    (27,121)                39,640
   Allowance for loan losses                                        2,396,512              1,203,238
-------------------------------------------------------------------------------------------------------

                                                                    2,369,391              1,242,878
-------------------------------------------------------------------------------------------------------

                                                                $ 201,616,735          $ 205,399,169
=======================================================================================================

The allowance for loan losses is summarized as follows:

                                                                                              Amount
-------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                                                              $   934,977
Provision charged to expense                                                                  184,200
Net charge-offs                                                                              (116,863)
-------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                                                                1,002,314
Provision charged to expense                                                                  486,000
Net charge-offs                                                                              (285,076)
-------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                                                                1,203,238
Provision charged to expense                                                                1,505,000
Net charge-offs                                                                              (311,726)
-------------------------------------------------------------------------------------------------------

Balance at December 31, 2000                                                               $2,396,512
=======================================================================================================

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================


2.     Loans Receivable (continued)

The Corporation serviced loans for others aggregating approximately $91,963,000 and $241,930,000 at December 31, 2000 and 1999, respectively. The servicing rights to approximately $189,000,000 in loans were sold during 1999, however, the transfer of the servicing portfolio did not occur until February 2000. Mortgage servicing rights, net of valuation reserve, were approximately $1,021,000 and $568,000 at December 31, 2000 and 1999, respectively. Mortgage servicing rights of approximately $599,000 and $1,571,000 were capitalized during the years ended December 31, 2000 and 1999, respectively.

Gross gains and gross losses on the sale of loans totaling approximately $643,000 and $305,000, $911,000 and $592,000, $1,374,000 and $46,000 were realized during the years ended December 31, 2000, 1999 and 1998, respectively.

3.     Office Properties and Equipment

Office properties and equipment are summarized as follows:

December 31,                                                             2000              1999
-------------------------------------------------------------------------------------------------
Land                                                             $  3,494,851      $  3,494,851
Building and leasehold improvements                                 4,459,307         4,389,136
Furniture and fixtures                                              1,253,539         1,223,340
Equipment                                                           3,114,318         2,032,628
Automobiles                                                           163,165           129,743
-------------------------------------------------------------------------------------------------

                                                                   12,485,180        11,269,398
Less accumulated depreciation and amortization                      2,608,005         1,938,214
-------------------------------------------------------------------------------------------------

Net office properties and equipment                              $  9,877,175      $  9,331,484
=================================================================================================

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================


4.      Deposits

Deposits are summarized as follows:

December 31,                                                    2000                 1999
-------------------------------------------------------------------------------------------
Statement savings accounts                             $  10,310,764        $  11,202,630
Demand deposit accounts                                   40,571,422           30,205,914
Money market accounts                                     18,893,556           27,877,742
-------------------------------------------------------------------------------------------

                                                          69,775,742           69,286,286
-------------------------------------------------------------------------------------------

Time deposits                                            146,951,455          130,308,385
-------------------------------------------------------------------------------------------

                                                       $ 216,727,197         $199,594,671
===========================================================================================

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $26,746,000 and $40,596,000 at December 31, 2000 and
1999, respectively.

At December 31, 2000, scheduled maturities of time deposits are as follows:

            Year Ending December 31,
           ----------------------------------------------------------------

                        2001                               $136,969,152
                        2002                                  7,464,226
                        2003                                  1,552,047
                        2004                                    814,025
                 2005 and thereafter                            152,005
           ----------------------------------------------------------------

                                                           $146,951,455
           ================================================================

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================


5.      Fair Value of Financial Instruments

The estimated fair values of the Corporation's financial instruments are as follows:

December 31,                                                            2000                               1999
-------------------------------------------------------------------------------------------------------------------------------
                                                            Carrying            Fair           Carrying            Fair
                                                             Amount             Value           Amount             Value
-------------------------------------------------------------------------------------------------------------------------------
Financial assets
   Cash and short-term investments                          $ 15,550,212      $ 15,550,000    $ 12,634,518       $ 12,635,000
   Securities                                                 19,130,328        19,151,000      23,532,342         23,549,000
   Loans, net of allowance for loan losses                   201,616,735       203,822,000     205,399,169        206,287,000

Financial liabilities
   Deposits                                                  216,727,197       216,733,000     199,594,671        199,951,000
   Advances from Federal Home Loan Bank                       14,000,000        14,000,000      20,000,000         20,000,000
   Securities sold under agreement to repurchase                       -                 -      16,650,250         16,650,000
   Bonds payable                                                 792,153               N/A         902,513                N/A

                                                            Notional            Fair           Notional            Fair
                                                             Amount             Value           Amount             Value
-------------------------------------------------------------------------------------------------------------------------------

Unrecognized financial instruments
   Commitments to extend credit                              $49,674,000       $49,674,000     $66,134,000        $66,134,000

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

Bonds payable
-------------

Due to the nature and terms (Note 6) of the bonds payable held by GMSC, Inc. at December 31, 2000 and 1999, it was not deemed practicable to estimate the fair value.

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

December 31,                                                          2000              1999
-----------------------------------------------------------------------------------------------
Serial Bonds

   Class A-3, maturing January 20, 2019, at 8.0%                  $971,042        $1,152,698
   Unapplied payments                                              (34,949)          (85,628)
-----------------------------------------------------------------------------------------------

                                                                   936,093         1,067,070
   Less unamortized discount                                      (143,940)         (164,557)
-----------------------------------------------------------------------------------------------

                                                                  $792,153       $   902,513
===============================================================================================

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

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================


7.     Securities Sold Under Agreements to Repurchase

The following is a summary of certain information regarding the Bank's repurchase agreements:

Year Ended December 31,                                                     2000                   1999
----------------------------------------------------------------------------------------------------------
Maximum amount outstanding at any month end during
   the year                                                          $16,684,364            $16,650,250
Average amount outstanding during the year                           $ 4,265,035            $ 9,387,194
Weighted average interest rate during the year                           6.39%                   5.10%

8.     Advances From Federal Home Loan Bank

Information related to borrowing activity from the Federal Home Loan Bank is as follows:

Year Ended December 31,                                                     2000                   1999
----------------------------------------------------------------------------------------------------------
Maximum amount outstanding during the year                           $31,000,000            $30,000,000
Average amount outstanding during the year                           $18,147,059            $26,225,806
Average interest rate during the year                                    6.68%                   4.88%

9.      Income Taxes

The provision for income taxes as presented in the consolidated statements of operations are as follows:

Year ended December 31,                                       2000                1999              1998
----------------------------------------------------------------------------------------------------------
Current income tax                                        $744,103              $2,300          $624,200
Deferred income tax expense (benefit)                     (431,000)                  -                 -
----------------------------------------------------------------------------------------------------------

                                                          $313,103              $2,300          $624,200
==========================================================================================================

Reconciliations of the provision for income taxes computed at the federal statutory income tax rate to the effective rate follows:

Year ended December 31,                                       2000                1999              1998
----------------------------------------------------------------------------------------------------------
Tax expense at statutory rate                             $312,874              $2,300          $557,800
Adjustments
   Other                                                       229                   -            66,400
----------------------------------------------------------------------------------------------------------

                                                          $313,103              $2,300          $624,200
==========================================================================================================

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================


9.     Income Taxes (continued)

The components of the net deferred income taxes, which is included in other assets in the balance sheet, are as follows:

December 31,                                          2000               1999
--------------------------------------------------------------------------------

Deferred tax asset
   Bad debt reserves                           $   755,000        $   363,000
   REO reserves                                    117,000                  -
   Deferred loan fees                               14,000             22,000
   Servicing rights                                 19,000                  -
   Available for sale securities                   628,000            828,000
   Other                                            37,000             70,000
--------------------------------------------------------------------------------

Total deferred tax asset                         1,570,000          1,283,000
--------------------------------------------------------------------------------

Deferred tax liability
   GMSC REMIC                                       91,000             97,000
   FHLB stock                                            -             26,000
   Fixed assets                                    309,000            221,000
--------------------------------------------------------------------------------

Total deferred tax liability                       400,000            344,000
--------------------------------------------------------------------------------

Net deferred tax asset                          $1,170,000        $   939,000
================================================================================

10.    Related Party Transactions

In the normal course of business, the Corporation makes loans to directors, officers and other related parties. These loans are made on substantially the same terms as those prevailing at the time for comparable transactions with the other borrowers.

The following is a summary of loan transactions with directors, officers and other related parties:

December 31,                                          2000               1999
--------------------------------------------------------------------------------

Balance at the beginning of year                $1,469,000        $   975,000
Additional loans                                   598,000            798,000
Loan reductions                                   (902,000)          (304,000)
--------------------------------------------------------------------------------

Balance at end of year                          $1,165,000         $1,469,000
================================================================================

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================


11.     Commitments and Contingencies

The Corporation leases office space under operating leases expiring at various dates through 2002 and has a contract for data processing services whose initial term expires in February 2004 and requires minimum payments of $25,800 per month. Future minimum rental and data processing payments required that have initial or remaining noncancelable terms in excess of one year as of December 31, 2000, are as follows:

                                                          Amount
                                             -----------------------------------
                                                                     Data
Year Ending December 31,                          Leases          Processing
--------------------------------------------------------------------------------

2001                                             $106,000          $309,600
2002                                               88,400           309,600
2003                                               69,600           309,600
2004                                               43,000            51,600
2005                                                5,000                 -
--------------------------------------------------------------------------------

                                                 $312,000          $980,400
================================================================================

Total rental expense amounted to approximately $108,000, $91,600 and $70,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Total data processing expense amounted to approximately $926,000, $762,000 and $585,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

The Corporation is defendant in various lawsuits incidental to its business. Management is of the opinion that its financial position will not be materially affected by the ultimate resolution of any pending or threatened litigation.

12.    Convertible Preferred Stock

On April 29, 1998, the Corporation formed Guaranty Capital Trust I (the "Trust"), a wholly owned subsidiary. The Trust issued 276,000 shares of 7.0% cumulative preferred securities maturing May 5, 2028 with an option to call on or after April 29, 2003 (call price of $18.50 per share) for $6,900,000. Conversion of the preferred securities into the Corporation's stock may occur at any time prior to maturity. The Trust also issued 8,537 shares of convertible common stock for $213,425. The Corporation purchased all shares of the common stock. The proceeds from the sale of the preferred securities were utilized to purchase from the Corporation junior subordinated debt securities (guaranteed by the Bank), of $7,113,425 bearing interest at 7.0% and maturing May 5, 2028. All intercompany interest and equity was eliminated in consolidation.

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

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================


12.    Convertible Preferred Stock (continued)

In January 2000, the Corporation repurchased 2,500 shares of the cumulative preferred securities at a price of $17.50 per share which resulted in a net gain, recognized in the statement of Stockholders' Equity, on the repurchase of $10,111.

13.    Stockholders' Equity

On November 4, 1999, the Corporation completed a secondary offering of its common stock through the sale of 460,000 shares at a price of $9.00 per share. Proceeds to the Corporation from the offering (net of offering expenses of approximately $447,000) were approximately $3,693,000.

The following table represents the Bank's regulatory capital levels.

                                           Amount           Percent           Actual          Actual           Excess
 December 31, 2000                        Required         Required           Amount          Percent          Amount
--------------------------------------------------------------------------------------------------------------------------
Tier 1 risk based                       $  8,723,000         4.00%         $21,857,000        10.02%        $13,134,000
Total risk based capital                  17,445,000         8.00%          24,254,000        11.12           6,809,000

                                           Amount           Percent           Actual          Actual           Excess
 December 31, 1999                        Required         Required           Amount          Percent          Amount
--------------------------------------------------------------------------------------------------------------------------

Tier 1 risk based                       $  8,952,000         4.00%         $21,513,000         9.61%        $12,561,000
Total risk based capital                  17,904,000         8.00           22,716,000        10.15           4,812,000

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

On October 26, 2000, Guaranty Financial Corporation and Guaranty Bank entered into a written agreement with the Federal Reserve Bank of Richmond and the Bureau of Financial Institutions of the Commonwealth of Virginia with respect to various operating policies and procedures. Various bank operating policies including asset/liability management, liquidity, risk management, loan administration and capital adequacy have been revised and reviewed and approved by the bank regulators.

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================


13.    Stockholders' Equity (continued)

The agreement also restricts Guaranty Financial Corporation from paying future dividends or incurring any debt at the holding company level without prior regulatory approval. In addition, Guaranty Bank, is also prohibited from paying intercompany dividends to Guaranty Financial Corporation without prior regulatory approval. Except for the requirement of the pre-approval of dividend payments by both the Company and its subsidiary bank, the Company does not expect the agreement will restrict or change its operating plans.

14.    Stock Option Plan

The Corporation has a noncompensatory stock option plan (the "Plan") designed to provide long-term incentives to key employees. All options are exercisable upon date of vesting.

The following table summarizes options outstanding:

                                           2000                          1999                          1998
------------------------------------------------------------------------------------------------------------------------

                                              Weighted -                     Weighted -                   Weighted -
                                                average                       average                       average
                                               exercise                       exercise                     exercise
                                  Shares         price         Shares          price          Shares         price
------------------------------------------------------------------------------------------------------------------------
Options outstanding at
   beginning of year              130,000       $13.69          88,000        $15.48           71,200        $15.25
Granted                                 -         -             44,500         12.00           37,500         15.86
Forfeited                         (28,100)       12.00          (2,500)        12.00          (18,700)        16.03
Exercised                               -         -                  -          -              (2,000)        12.00
------------------------------------------------------------------------------------------------------------------------

Options outstanding
   at end of year                 101,900       $14.16         130,000        $13.69           88,000        $15.48
========================================================================================================================

Options exercisable
   at end of year                  73,200                       49,700                         24,200
========================================================================================================================

No options were granted during the year ended December 31, 2000. The weighted average fair value of options granted during the year ended December 31, 1999 and 1998 was $3.17 and $4.85, respectively.

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


14.    Stock Option Plan (continued)

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

Year Ended December 31,                                            2000             1999              1998
------------------------------------------------------------------------------------------------------------
Net income (loss)
   As reported                                                 $607,116       $    4,433          $1,016,279
   Pro forma                                                    607,116          (88,670)            896,242

Net income (loss)per share (basic and diluted)
   As reported                                                 $   0.31       $      .00          $   0.61
   Pro forma                                                       0.31             (.06)             0.58

The fair value of each option granted is estimated on the date of grant using the Black-Sholes option pricing model with the following assumptions used for grants for the year ended December 31, 1999: a risk free interest rate of 5.18%, dividend yield of .50%, expected weighted average term of 8.00 years, and a volatility of 20.00%.

15.    Employee Benefit Plans

Effective February 16, 1989, the Corporation adopted a 401(k) profit-sharing plan in which all employees are eligible to participate after one year of service and are at least twenty-one years of age. Participants may elect to contribute a percentage of their compensation to the plan. The Corporation may make contributions to the plan at its discretion. Corporation contributions are allocated to employee accounts using a systematic formula based on participant compensation. The Corporation contributed approximately $65,000, $56,000 and $14,900 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

Unless noted otherwise, the Corporation does not require collateral or other security to support financial instruments with credit risk.

December 31,                                                                      2000             1999
---------------------------------------------------------------------------------------------------------
Financial instruments whose contract amounts represent credit risk
   Commitments to extend credit                                            $49,674,000      $66,134,000
   Standby letters of credit written                                         3,776,000        4,719,000


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

Substantially all of the Corporation's loan activity was with customers located in Charlottesville and Richmond, Virginia and surrounding counties, with approximately 24% of the loans collateralized by one to four family residential properties.

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

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================


17.    Selected Quarterly Financial Data (Unaudited)

Condensed quarterly consolidated financial data is shown as follows: (Dollars in thousands except per share data)

                                                      First                Second               Third             Fourth
Year ended December 31, 2000                         Quarter              Quarter              Quarter           Quarter
-----------------------------------------------------------------------------------------------------------------------------
Total interest income                                $ 5,327              $ 5,850              $ 5,702            $ 5,478
Total interest expense                                 3,019                3,317                3,164              3,077
-----------------------------------------------------------------------------------------------------------------------------

Net interest income                                    2,308                2,583                2,538              2,401
Provision for loan losses                                130                1,075                  150                150
-----------------------------------------------------------------------------------------------------------------------------

Net interest income after provision
   for loan losses                                     2,178                1,458                2,388              2,251

Other income                                             214                  501                  400                325
Other expenses                                         2,022                2,083                2,134              2,556
-----------------------------------------------------------------------------------------------------------------------------

Income (loss) before income tax
   expense (benefit)                                     370                 (124)                 654                 20

Income tax expense (benefit)                             126                  (42)                 222                  7
-----------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                    $   244              $   (82)             $   432            $    13
=============================================================================================================================

Basic and diluted earnings (loss)
   per share                                         $  0.12              $ (0.04)             $ (0.22)           $  0.01
=============================================================================================================================

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

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================


18.    Condensed  Financial  Information of the Corporation  (Parent Corporation
       Only)

                   Condensed Statements of Financial Condition

December 31,                                                  2000                  1999
------------------------------------------------------------------------------------------
     Assets

Investment in subsidiaries, at equity                  $22,032,092           $21,695,484
Cash                                                         1,876               129,640
Prepaid expenses and other assets                          463,967               455,664
------------------------------------------------------------------------------------------

                                                       $22,497,935           $22,280,788
==========================================================================================


     Liabilities and Stockholders' Equity

Other liabilities                                      $    15,531           $   117,703
------------------------------------------------------------------------------------------

Total liabilities                                           15,531               117,703
------------------------------------------------------------------------------------------

Subordinated debt                                        6,225,925             6,288,425
------------------------------------------------------------------------------------------

Stockholders' equity
   Common stock                                          2,452,159             2,452,159
   Additional paid-in capital                            8,953,230             8,943,119
   Retained earnings                                     4,851,090             4,479,382
------------------------------------------------------------------------------------------

Total stockholders' equity                              16,256,479            15,874,660
------------------------------------------------------------------------------------------

                                                       $22,497,935           $22,280,788
==========================================================================================

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================


18.    Condensed  Financial  Information of the Corporation  (Parent Corporation
       Only) (continued)

                       Condensed Statements of Operations

Year Ended December 31,                                               2000              1999
----------------------------------------------------------------------------------------------
Income
   Dividends received from Bank                                   $666,291          $886,278
----------------------------------------------------------------------------------------------

Total income                                                       666,291           886,278
----------------------------------------------------------------------------------------------

Interest expense                                                  (420,875)         (497,940)
Noninterest expense                                                (23,867)          (23,473)
----------------------------------------------------------------------------------------------

Income before undistributed net income of the Bank                 221,549           364,865
Undistributed net income                                           385,567          (360,432)
----------------------------------------------------------------------------------------------

Net income                                                        $607,116          $  4,433
==============================================================================================

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================


18.    Condensed  Financial  Information of the Corporation  (Parent Corporation
       Only) (continued)

                       Condensed Statements of Cash Flows

Year Ended December 31,                                                            2000                  1999
---------------------------------------------------------------------------------------------------------------
Operating activities
   Net income                                                               $   607,116          $      4,433
   Adjustments
     Undistributed earnings of the Bank                                        (385,567)              360,432
     Gain on repurchase of subordinated debt                                     10,111               101,027
     (Increase) decrease in prepaid and other assets                             (8,304)               71,453
     (Decrease) increase in other liabilities                                    15,531              (132,369)
     Other                                                                            -                39,788
---------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                       238,887               444,764
---------------------------------------------------------------------------------------------------------------

Investing activities
   Dividends received from Bank                                                 666,291               886,278
   Investment in the Bank                                                      (617,331)           (3,692,568)
---------------------------------------------------------------------------------------------------------------

Net cash provided (absorbed) by investing activities                             48,960            (2,806,290)
---------------------------------------------------------------------------------------------------------------

Financing activities
   Cash dividends paid on common stock                                         (353,111)             (388,014)
   Repurchase of subordinated debt                                              (62,500)             (825,000)
   Issuance of common stock                                                           -             3,692,568
---------------------------------------------------------------------------------------------------------------

Net cash provided (absorbed) by financing activities                           (415,611)            2,479,554
---------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash                                                    (127,764)              118,028

Cash, beginning of year                                                         129,640                11,612
---------------------------------------------------------------------------------------------------------------

Cash, end of year                                                          $      1,876           $   129,640
===============================================================================================================

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GUARANTY FINANCIAL CORPORATION



Date:  March 30, 2001                    By:   /s/ Richard L. Saunders
                                             -----------------------------------
                                               Richard L. Saunders
                                               Chief Executive Officer (interim)


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                                     Title                                  Date
               ---------                                     -----                                  ----

        /s/ Richard L. Saunders                Chief Executive Officer (interim)               March 30, 2001
-------------------------------------            (Principal Executive Officer)
          Richard L. Saunders


          /s/ Thomas F. Crump                       Chief Financial Officer                    March 30, 2001
-------------------------------------              (Principal Financial and
            Thomas F. Crump                           Accounting Officer)


          /s/ Douglas E. Caton                       Chairman of the Board                     March 30, 2001
-------------------------------------
           Douglas E. Caton


          /s/ Harry N. Lewis                       Vice Chairman of the Board                  March 30, 2001
-------------------------------------
            Harry N. Lewis


                                                           Director                            March __, 2001
-------------------------------------
           Henry J. Browne


                                                           Director                            March __, 2001
-------------------------------------
         Jason I. Eckford, Jr.


        /s/ Robert P. Englander                            Director                            March 30, 2001
-------------------------------------
         Robert P. Englander


               Signature                                    Title                                   Date
               ---------                                    -----                                   ----


           /s/ John R. Metz                                Director                            March 30, 2001
-------------------------------------
             John R. Metz


                                                           Director                            March __, 2001
-------------------------------------
          James R. Sipe, Jr.


         /s/ Oscar W. Smith, Jr.                           Director                            March 30, 2001
-------------------------------------
          Oscar W. Smith, Jr.


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

        10.1 Guaranty Financial Corporation 1991 Incentive Plan (as amended), attached as Exhibit A to the definitive Proxy Statement of Guaranty Financial Corporation for the 1998 Annual Meeting of Shareholders, incorporated herein by reference.

        21           Subsidiaries of Guaranty Financial Corporation.