Form 10QSB
period 2001-03-31
GUARANTY FINANCIAL CORP /VA/
filed 2001-05-15
CIK 919967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended                                    Commission File No. 0-25905
March 31, 2001




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

         As of May 1, 2001, 1,961,727 shares of Common Stock, par value $1.25 per share, were outstanding.

                         GUARANTY FINANCIAL CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX
                                      -----

Part I.  Financial Information                                          Page No.
------------------------------                                          --------

Item 1      Financial Statements

            Consolidated Balance Sheets as of March 31, 2001
            (unaudited) and December 31, 2000                               3

            Consolidated Statements of Operations for the
            Three Months Ended March 31, 2001 and
            2000 (unaudited)                                                4

            Consolidated Statements of Comprehensive Income
            for the Three Months Ended March 31, 2001
            and 2000 (unaudited)                                            5

            Consolidated Statements of Cash Flows for the Three
            Months Ended March 31, 2001 and 2000 (unaudited)                6

            Notes to Consolidated Financial Statements (unaudited)          7

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             9

Part II. Other Information
--------------------------

Item 1      Legal Proceedings                                              14

Item 2      Changes in Securities                                          14

Item 3      Defaults upon Senior Securities                                14

Item 4      Submission of Matters to a Vote of Security Holders            14

Item 5      Other Information                                              14

Item 6      Exhibits and Reports on Form 8-K                               14

Signatures                                                                 15

Part I.  Financial Information
------------------------------

Item 1   Financial Statements

                            GUARANTY FINANCIAL CORPORATION
                              CONSOLIDATED BALANCE SHEETS
                                   ($ In Thousands)

                                                            March 31           December 31,
                                                              2001                 2000
                                                          ------------         ------------
                                                          (Unaudited)
ASSETS
Cash and cash equivalents                                 $     16,213         $     15,550
Investment securities
   Held-to-maturity                                              1,165                1,200
   Available for sale                                           26,555               17,931
Investment in FHLB stock                                         1,550                1,550
Loans receivable, net                                          194,706              201,617
Accrued interest receivable                                      2,086                2,079
Real estate owned                                                1,229                1,301
Office properties and equipment, net                             9,959                9,877
Mortgage servicing rights                                        1,046                1,021
Other assets                                                     1,756                1,897
                                                          ------------         ------------
          Total assets                                    $    256,265         $    254,023
                                                          ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
-----------
Deposits:
   NOW/MMDA accounts                                      $     63,102         $     59,465
   Savings accounts                                             11,445               10,311
   Certificates of deposit                                     151,405              146,952
                                                          ------------         ------------
                                                               225,952              216,728
Bonds payable                                                      764                  792
Advances from Federal Home Loan Bank                             6,000               14,000
Accrued interest payable                                           676                  394
Payments by borrowers for taxes and insurance                      683                  264
Other liabilities                                                  549                  795
                                                          ------------         ------------
          Total liabilities                                    234,624              232,973
                                                          ------------         ------------
COMMITMENTS & CONTINGENCIES
---------------------------

Convertible preferred securities                                 6,012                6,012

STOCKHOLDERS' EQUITY
--------------------
Preferred stock, par value $1 per share, 500,000
   shares authorized, none issued                                    -                    -
Common stock, par value $1.25 per share,
   4,000,000 shares authorized, 1,961,727
   issued and outstanding                                        2,452                2,452
Additional paid-in capital                                       8,953                8,953
Accumulated comprehensive loss                                    (795)              (1,218)
Retained earnings                                                5,019                4,851
                                                          ------------         ------------
          Total stockholders' equity                            15,629               15,038
                                                          ------------         ------------
Total liabilities and stockholders' equity                $    256,265         $    254,023
                                                          ============         ============

          See accompanying notes to consolidated financial statements.

                         GUARANTY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)

                                                       Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                        2001           2000
                                                    ------------   ------------
                                                            (unaudited)
Interest income
   Loans                                            $      4,598   $      4,768
   Investment securities                                     507            559
                                                    ------------   ------------
Total interest income                                      5,105          5,327
                                                    ------------   ------------
Interest expense
   Deposits                                                2,593          2,362
   Borrowings                                                336            657
                                                    ------------   ------------
Total interest expense                                     2,929          3,019
                                                    ------------   ------------
Net interest income                                        2,176          2,308

Provision for loan losses                                    150            130
                                                    ------------   ------------
Net interest income after provision
      for loan losses                                      2,026          2,178

Other income
   Loan and deposit fees and servicing income                234            193
   Gain (loss) on sale of loans and securities               175            (71)
   Other                                                     129             92
                                                    ------------   ------------
Total other income                                           538            214
                                                    ------------   ------------
Other expenses
   Personnel                                               1,261          1,034
   Occupancy                                                 339            314
   Data processing                                           254            255
   Marketing                                                  28             20
   Deposit insurance premiums                                 26             59
   Other                                                     402            340
                                                    ------------   ------------
Total other expenses                                       2,310          2,022
                                                    ------------   ------------

Income before income taxes                                   254            370
                                                    ------------   ------------

Provision for income taxes                                    86            126
                                                    ------------   ------------

Net income                                          $        168   $        244
                                                    ============   ============

Basic and diluted earnings
  per common share                                  $       0.09   $       0.12
                                                    ============   ============


          See accompanying notes to consolidated financial statements.

                         GUARANTY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)

                                                        Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                        2001           2000
                                                    ------------   ------------
                                                            (unaudited)

Net Income                                          $        168   $        244
                                                    ------------   ------------
Other comprehensive income:
  Unrealized gains on securities available for sale          641            197

Income tax expense related to items of other
   comprehensive income                                    (218)           (67)
                                                    ------------   ------------

Other comprehensive income, net of tax                       423            130
                                                    ------------   ------------

Comprehensive Income                                $        591   $        374
                                                    ============   ============



           See accompanying notes to consolidated financial statements

                         GUARANTY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                      2001            2000
                                                                                  ------------    ------------
                                                                                           (unaudited)
Operating Activities
      Net Income                                                                  $        168    $        244
      Adjustments to reconcile net income (loss) to net cash
                  provided by operating activities:
                  Provision for loan and real estate owned losses                          210             130
                  Depreciation and amortization                                            398             179
                  Deferred loan fees                                                       (24)            (18)
                  Net amortization of premiums and accretion of discounts                    7             (25)
                  Gain (loss) on sale of loans                                            (326)             71
                  Originations of loans held for sale                                  (15,333)         (3,921)
                  Proceeds from sale of loans                                           15,659           3,850
                  Other                                                                   (218)              -
                  Changes in:
                               Accrued interest receivable                                  (7)           (276)
                               Other assets                                                141           1,761
                               Accrued interest payable                                    282             157
                               Prepayments by borrowers for taxes and insurance            419              48
                               Other liabilities                                          (246)           (627)
                                                                                  ------------    ------------
Net cash provided by operating activities                                                1,130           1,573
                                                                                  ------------    ------------
Investing activities
      Net (increase) decrease in loans                                                   6,812         (14,950)
      Increase in originated mortgage servicing rights                                    (230)              -
      Mortgage-backed securities principal repayments                                       35              46
      Purchase of securities available for sale                                         (8,000)              -
      Purchase of FHLB stock                                                                 -             (50)
      Purchase of servicing rights                                                           -             (47)
      Purchase of other real estate                                                          -               -
      Purchase of office properties and equipment                                         (275)           (136)
                                                                                  ------------    ------------
Net cash provided (absorbed) by investing activities                                    (1,658)        (15,137)
                                                                                  ------------    ------------
Financing activities
      Net increase in deposits                                                           9,224          21,159
      Proceeds from FHLB advances                                                       15,000          11,000
      Repayment of FHLB advances                                                       (23,000)         (6,000)
      Decrease in securities sold under agreement to repurchase                              -         (12,162)
      Repurchase of convertible preferred securities                                         -             (63)
      Dividends paid on common stock                                                         -            (117)
      Principal payments on bonds payable, including unapplied payments                    (33)              -
                                                                                  ------------    ------------
Net cash provided (absorbed) by financing activities                                     1,191          13,817
                                                                                  ------------    ------------
Increase in cash and cash equivalents                                                      663             253

Cash and cash equivalents, beginning of period                                          15,550          12,634
                                                                                  ------------    ------------
Cash and cash equivalents, end of period                                          $     16,213    $     12,887
                                                                                  ============    ============






           See accompanying notes to consolidated financial statements

                         GUARANTY FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               For the Three Months Ended March 31, 2001 and 2000


Note 1  Principles of Presentation

The accompanying consolidated financial statements of Guaranty Financial Corporation (the "Company") have not been audited by independent accountants, except for the balance sheet at December 31, 2000. These financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission in regard to quarterly (interim) reporting. In the opinion of management, the financial information presented reflects all adjustments, comprised only of normal recurring accruals, that are necessary for a fair presentation of the results for the interim periods. Significant accounting policies and accounting principles have been consistently applied in both the interim and annual consolidated financial statements. Certain notes and the related information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-QSB. Therefore, these financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The results for the three months ended March 31, 2001 are not necessarily indicative of future financial results.

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

Amounts in the year 2000 financial statements have been reclassified to conform to the year 2001 presentation. These reclassifications had no effect on previously reported net income.

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

Note 3  Earnings Per Share

Basic earnings per share is based on net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock option plans. The basic and diluted earnings per share for the three months ended March 31, 2001 and 2000 have been determined by dividing net income by the weighted average number of shares of common stock outstanding during these periods, 1,961,727. All options outstanding were anti-dilutive for each period presented and, therefore, not included in the diluted earnings per share calculations.

Note 4  Loans

The loan portfolio is composed of the following:

                                                     March 31,     December 31,
                                                       2001            2000
                                                   ------------    ------------
                                                            (In thousands)
Commercial business loans                          $     63,420    $     62,976
Mortgage loans                                           53,972          59,613
Real estate loans                                        53,673          54,437
Consumer loans                                           26,153          26,987
                                                   ------------    ------------
Total loans                                             197,218         204,013

Less allowance for loan loss                             (2,512)         (2,396)
                                                   ------------    ------------
                                                   $    194,706    $    201,617
                                                   ============    ============

Note 5  Allowance for Loan Loss

The following is a summary of transactions in the allowance for loan loss:

                                                     March 31,     December 31,
                                                       2001            2000
                                                   ------------    ------------
                                                          (In thousands)
Balance at January 1                               $      2,396    $      1,303
Provision charged to operating expense                      150           1,505
Recoveries added to the reserve                               0              23
Loans charged off                                           (34)           (435)
                                                   ------------    ------------
Balance at the end of the period                   $      2,512    $      2,396
                                                   ============    ============

ITEM 2       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Changes in Financial Condition

Total assets increased by $2.3 million to $256.3 million at March 31, 2001 from $254.0 million at December 31, 2000. Cash and cash equivalents increased
$663,000, or 4.3%, to $16.2 million at March 31, 2001 from $15.6 million at December 31, 2000. This increase resulted primarily from an increase of $9.3 million in deposits and a decline of $6.9 million in loans that offset an $8.6 million increase in the investment portfolio.

Investment securities at March 31, 2001 increased $8.6 million to $29.3 million from $20.7 million at December 31, 2000. At the dates indicated, the investment portfolio was comprised of the following:

                                                 March 31,    December 31,
                                                   2001           2000
                                               ------------   ------------

     Held to maturity:
         Mortgage-backed securities            $        915   $        950
         U.S. Government obligations                    250            250

     Available for sale:
         Corporate Bonds                             18,133         17,508
         U.S. Government obligations                  8,000              -

     Other:
         Federal Reserve Bank & other stocks            422            422
         Federal Home Loan Bank stock                 1,550          1,550
                                               ------------   ------------
                                               $     29,270   $     20,680
                                               ------------   ------------

Net loans were $194.7 million at March 31, 2001, a decrease of $6.9 million from net loans of $201.6 million at December 31, 2000. The decrease in the loan portfolio was primarily related to a $6.1 million decrease in mortgage loans. This decrease primarily represented loans sold to the Federal Home Loan Mortgage Corporation in the normal course of business during the quarter. The allowance for loan losses increased to $2.5 million or 1.27% of gross loans at March 31, 2001. All other components of the loan portfolio were substantially flat for the quarter.

Real estate owned decreased to $1.2 million outstanding at March 31, 2001 from $1.3 million at December 31, 2000 due to a $60,000 increase in the loss allowance on a foreclosed commercial property. This property is under contract for sale, which should close in the second quarter of 2001. Net proceeds to the Company are expected to be approximately $600,000. The remainder of real estate owned consists of developed lots located within a residential subdivision. Net proceeds are anticipated to approximate the carrying value at March 31, 2001.

Deposits were $226.0 million at March 31, 2001, an increase of $9.3 million, or 4.3%, from total deposits of $216.7 million at December 31, 2000. The deposit growth was primarily the result of a $4.5 million increase in certificates of deposits and a $3.6 million increase in demand accounts. This increase was a result of overall growth and increases at the Company's two newest branches, Forest Lakes in northern Albemarle County and Lake Monticello in Fluvanna County.

At March 31, 2001, $6.0 million was borrowed from the FHLB on a short-term basis, representing an $8.0 million decrease from the balance outstanding at December 31, 2000. Increases in the Company's deposits allowed the Company to decrease its borrowed money. The FHLB advances are comprised entirely of daily rate credits that reprice based on the previous day's Fed Fund rate.

Total stockholders' equity increased to $15.6 million at March 31, 2001. This increase was primarily due to net income of $168,000 for the three-month period and an improved market value of available-for-sale investments that are recorded at the lower of cost or market value. The market value of the investments improved due to the recent declines in the prime lending rate.

Results of Operations

Net Income

The Company reported net income of $168,000 for the three months ended March 31, 2001, compared to net income of $244,000 reported for the same quarter in the prior year. The decrease in net income was primarily due to a decline in the net interest margin and increased other expenses that offset gains on the sale of loans and additional deposit fee income as compared to the same period of the prior year.

Net Interest Income

Net interest income decreased to $2.2 million for the three months ended March 31, 2001 from the $2.3 million reported during the same period in 2000. The decrease was due to a decline in the average amount of loans outstanding during the most recent quarter. The net interest margin was 3.79% for the three months ended March 31, 2001, compared to 3.76% for the same period last year. The following table summarizes the factors determining net interest income ($ in thousands).

                                                Three Months     Three Months
                                                    Ended            Ended
                                               March 31, 2001   March 31, 2000
                                               --------------   --------------

         Average Interest Earning Assets       $      232,835   $      249,268

                   Avg. Yield                       8.89%            8.67%


       Average Interest Bearing Liabilities    $      219,188   $      236,976

                   Avg. Cost                        5.42%            5.16%


                Interest Spread                     3.48%            3.50%

                Interest Margin                     3.79%            3.76%

The recent decreases in the prime rate will negatively impact earnings over the next two quarters as loan and investment yields will decline faster than the cost of certificates of deposit.

Provision for Loan Losses

The Company provides valuation allowances for anticipated losses on loans when its management determines that a significant decline in the value of the collateral has occurred, and if the value of the collateral is less than the amount of the unpaid principal of the related loan, plus estimated costs of acquisition and sale. In addition, the Company provides reserves based on the dollar amount and type of collateral securing its loans, in order to protect against unanticipated losses. A loss experience percentage is established for each loan type and is reviewed quarterly. Each quarter, the loss percentage is applied to the portfolio, by product type, to determine the minimum amount of reserves required. The Company recorded a provision of $150,000 and $130,000 for the three months ended March 31, 2001 and 2000, respectively. The increase in the provision for loan losses was due to management's efforts to properly reflect the credit risk in its loan portfolio. Net charge-offs for the three months ended March 31, 2001 were $34,000 or .02% of total loans outstanding at March 31, 2001. At March 31, 2001, the Company had $2.1 million of loans that were 90 days or more past due. Of this total, only $263,000 of loans was considered to be non-accrual. At March 31, 2001 the allowance for loan losses was $2.5 million or 1.27% of total loans. Management believes the allowance for loan losses is adequate to cover loan losses inherent in the loan portfolio at March 31, 2001. Loans classified as special mention, substandard, doubtful and loss have been adequately reserved. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and net income could be significantly affected, if circumstances differ substantially from assumptions used in making the initial determinations.

Other Income

Total other income for the three months ended March 31, 2001 was $538,000, compared to $214,000 for the same period in 2000. Deposit fees increased to $179,000 for the current quarter from the $137,000 reported for the same quarter of the prior year. Net gains on loan sales resulted in income of $326,000 for the current quarter, while the same period in the prior year included net losses of $32,000 due to declining mortgage interest rates. While the declining mortgage interest rates had a positive impact on loan sale gains, the market valuation of originated mortgage servicing rights was negatively impacted. Total other income included a $151,000 writedown of originated mortgage servicing rights in the current quarter, compared to a $39,000 writedown in the same period of the prior year.

Other Expense

Other expenses during the three months ended March 31, 2001 were $2.3 million, a $288,000 increase over those incurred during the same quarter of 2000. The increase is primarily attributable to the additional operating expenses of the Forest Lakes branch in Albemarle County, severance accruals for former employees of $165,000 and a $60,000 additional loss provision on a foreclosed commercial property.

The Company currently operates nine full-service banking offices. The ninth branch opened in early February in northern Albemarle County. There are no current plans to open any additional offices. The Company has entered into a definitive purchase and assumption agreement with Central Virginia Bank to sell its branch office in Henrico County. This transaction, which remains subject to regulatory approval, includes the assumption of deposit accounts and an option by Central Virginia Bank to acquire selected consumer and commercial loans. No material gain or loss is expected as a result of this sale. Closing is expected to occur in mid-summer 2001.

Income Tax Expense

The Company recognized income tax expense of $86,000 for the three months ended March 31, 2001, compared to $126,000 for the same period in 2000. Changes in tax expense between the two quarters are primarily a result of changes in the level of taxable income. Effective income tax rates were 34.0% for all periods presented.

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

The Company uses its sources of funds primarily to meet its on-going operating expenses, to pay deposit withdrawals and to fund loan commitments. At March 31, 2001, total approved loan commitments outstanding were approximately $10.9 million. At the same date, commitments under unused lines of credit were approximately $56.6 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2001 were $129.4 million. Management believes that a significant portion of maturing deposits will remain with the Company. If these certificates of deposit do not remain with the Company, it will have to seek other sources of funding that may be at higher rates or reduce assets.

At March 31, 2001, regulatory capital was in excess of amounts required by Federal Reserve regulations to be considered well capitalized as shown by the following:

                    Tier 1 risk based capital ratio      10.87%
                    Total risk based capital ratio       12.39%
                    Tier 1 leverage ratio                 8.60%

The Company's capital structure ensures that it has the necessary resources to protect against risk inherent in its business.


Regulatory Issues

In October 2000, the Company and it subsidiary, Guaranty Bank, entered into a written agreement with the Federal Reserve Bank of Richmond and the Bureau of Financial Institutions of the Commonwealth of Virginia with respect to various operating policies and procedures. Various bank operating policies including asset/liability management, liquidity, risk management, loan administration and capital adequacy will be submitted to the bank regulators for review and approval. The Company is restricted from paying future dividends or incurring any debt at the parent company level without prior regulatory approval. In addition, Guaranty Bank is prohibited from paying intercompany dividends to the Company without prior regulatory approval. Absent this intercompany dividend, the Company does not have sufficient resources to make the payments due on its outstanding subordinated debt securities. The Company and Guaranty Bank have requested regulatory approval for an intercompany dividend in an amount sufficient to make the June 15, 2001 payment due on its subordinated debt securities.

Forward Looking Statements

Certain statements in this quarterly report on Form 10-QSB may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by the use of words such as "believe", "expect", "anticipate", "should", "planned", "estimated", and "potential". These statements are based on the Company's current expectations. A variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of the Company's business include interest rate movements, competition from both financial and non-financial institutions, the timing and occurrence (or nonoccurence) of transactions and events that may be subject to circumstances beyond the Company's control, and general economic conditions.

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

                                          GUARANTY FINANCIAL CORPORATION



Date: May 14, 2001                        By:  /s/ Richard L. Saunders
                                              ----------------------------------
                                               Richard L. Saunders
                                                Senior Vice President and
                                                 Interim Chief Executive Officer


Date: May 14, 2001                        By:  /s/Thomas F. Crump
                                              ----------------------------------
                                               Thomas F. Crump
                                                Senior Vice President and
                                                 Chief Financial Officer