Form 10QSB
period 2001-06-30
GUARANTY FINANCIAL CORP /VA/
filed 2001-08-14
CIK 919967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended                                    Commission File No. 0-25905
June 30, 2001




                         GUARANTY FINANCIAL CORPORATION




         Virginia                                                54-1786496
(State or other Jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)



                1658 State Farm Blvd., Charlottesville, VA 22911
                    (Address of Principal Executive Offices)


                                 (804) 970-1100
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes _X_ No ___

         As of August 1, 2001, 1,961,727 shares of Common Stock, par value $1.25 per share, were outstanding.

                         GUARANTY FINANCIAL CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX
                                      -----

Part I.  Financial Information                                                   Page No.
------------------------------                                                   --------
Item 1      Financial Statements

            Consolidated Balance Sheets as of June 30, 2001
            (unaudited) and December 31, 2000                                        3

            Consolidated Statements of Operations for the
            Three and Six Months Ended June 30, 2001 and
            2000 (unaudited)                                                         4

            Consolidated Statements of Comprehensive Income
            for the Three and Six Months Ended June 30, 2001
            and 2000 (unaudited)                                                     5

            Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 2001 and 2000 (unaudited)                      6

            Notes to Consolidated Financial Statements                               7

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                      9

Part II.  Other Information
---------------------------

Item 1      Legal Proceedings                                                       14

Item 2      Changes in Securities                                                   14

Item 3      Defaults upon Senior Securities                                         14

Item 4      Submission of Matters to a Vote of Security Holders                     14

Item 5      Other Information                                                       14

Item 6      Exhibits and Reports on Form 8-K                                        14

Signatures                                                                          15


Part I.  Financial Information
------------------------------

Item 1   Financial Statements

                         GUARANTY FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                June 30,         December 31,
                                                                  2001               2000
                                                              ------------       ------------
ASSETS                                                        (Unaudited)
Cash and cash equivalents                                     $     16,695       $     15,550
Investment securities
   Held-to-maturity                                                  1,113              1,200
   Available for sale                                               30,617             17,931
Investment in FHLB stock                                             1,550              1,550
Loans receivable, net                                              189,981            201,617
Accrued interest receivable                                          1,736              2,079
Real estate owned                                                      532              1,301
Office properties and equipment, net                                 9,630              9,877
Mortgage servicing rights                                            1,010              1,021
Other assets                                                         1,966              1,897
                                                              ------------       ------------
          Total assets                                        $    254,830       $    254,023
                                                              ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Interest bearing demand                                    $     23,625       $     23,585
   Non-interest bearing demand                                      20,006             16,986
   Money market accounts                                            21,526             18,894
   Savings accounts                                                 11,439             10,311
   Certificates of deposit                                         150,376            146,952
                                                              ------------       ------------
                                                                   226,972            216,728
Bonds payable                                                          749                792
Advances from Federal Home Loan Bank                                 4,000             14,000
Accrued interest payable                                               763                394
Payments by borrowers for taxes and insurance                          240                264
Other liabilities                                                      405                795
                                                              ------------       ------------
          Total liabilities                                        233,129            232,973
                                                              ------------       ------------


Convertible preferred securities                                     6,012              6,012
                                                              ------------       ------------

STOCKHOLDERS' EQUITY
Preferred stock, par value $1 per share, 500,000
   shares authorized, none issued                                        -                  -
Common stock, par value $1.25 per share,
   4,000,000 shares authorized, 1,961,727
   issued and outstanding                                            2,452              2,452
Additional paid-in capital                                           8,953              8,953
Accumulated comprehensive income (loss)                               (742)            (1,218)
Retained earnings                                                    5,026              4,851
                                                              ------------       ------------
          Total stockholders' equity                                15,689             15,038
                                                              ------------       ------------
Total liabilities and stockholders' equity                    $    254,830       $    254,023
                                                              ============       ============

           See accompanying notes to consolidated financialstatements.

                         GUARANTY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)

                                                  Three Months Ended          Six Months Ended
                                                        June 30,                  June 30,
                                                -----------------------    -----------------------
                                                   2001         2000          2001         2000
                                                ----------   ----------    ----------   ----------
                                                       (unaudited)               (unaudited)
Interest income
   Loans                                        $    3,959   $    5,260    $    8,557   $   10,028
   Investment securities                               610          590         1,117        1,149
                                                ----------   ----------    ----------   ----------
Total interest income                                4,569        5,850         9,674       11,177
                                                ----------   ----------    ----------   ----------

Interest expense
   Deposits                                          2,582        2,693         5,175        5,055
   Borrowings                                          171          624           507        1,281
                                                ----------   ----------    ----------   ----------
Total interest expense                               2,753        3,317         5,682        6,336
                                                ----------   ----------    ----------   ----------

Net interest income                                  1,816        2,533         3,992        4,841

Provision for loan losses                               75        1,075           225        1,205
                                                ----------   ----------    ----------   ----------

Net interest income after provision
      for loan losses                                1,741        1,458         3,767        3,636

Other income
   Loan and deposit fees and servicing income          175          201           409          365
   Gain on sale of loans and securities                295          183           470          112
   Other                                                90          117           219          238
                                                ----------   ----------    ----------   ----------
Total other income                                     560          501         1,098          715
                                                ----------   ----------    ----------   ----------

Other expenses
   Personnel                                         1,150        1,051         2,411        2,094
   Occupancy                                           423          226           762          447
   Data processing                                     255          157           509          376
   Marketing                                            89          126           117          146
   Deposit insurance premiums                           26           60            52          119
   Other                                               347          463           749          923
                                                ----------   ----------    ----------   ----------
Total other expenses                                 2,290        2,083         4,600        4,105
                                                ----------   ----------    ----------   ----------

Income (loss) before income taxes                       11         (124)          265          246
                                                ----------   ----------    ----------   ----------

Provision (benefit) for income taxes                     4          (42)           90           84
                                                ----------   ----------    ----------   ----------

Net income (loss)                               $        7   $      (82)   $      175   $      162
                                                ==========   ==========    ==========   ==========

Basic and diluted earnings (loss)
  per common share                              $     0.00   $    (0.04)   $     0.09   $     0.08
                                                ==========   ==========    ==========   ==========


          See accompanying notes to consolidated financial statements.

                         GUARANTY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)

                                                                     Three Months Ended           Six Months Ended
                                                                          June 30,                    June 30,
                                                                  ------------------------    ------------------------
                                                                     2001          2000          2001          2000
                                                                  ----------    ----------    ----------    ----------
                                                                         (unaudited)                (unaudited)
Net Income (loss)                                                 $        7    ($      82)   $      175    $      162
                                                                  ----------    ----------    ----------    ----------

Other comprehensive income:
   Unrealized gains (losses) on securities available for sale             81          (598)          722          (401)
                                                                  ----------    ----------    ----------    ----------

Other comprehensive income (loss), before tax                             81          (598)          722          (401)

Income tax (expense) benefit related to items of other
    comprehensive income                                                 (28)          203          (246)          136
                                                                  ----------    ----------    ----------    ----------

Other comprehensive income (loss), net of tax                             53          (395)          476          (265)
                                                                  ----------    ----------    ----------    ----------

Comprehensive Income (loss)                                       $       60    ($     477)   $      651    ($     103)
                                                                  ==========    ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                         GUARANTY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                           Six Months Ended
                                                                                         2001             2000
                                                                                      ----------       ----------
                                                                                              (unaudited)
Operating Activities
      Net Income                                                                      $      175       $      162
      Adjustments to reconcile net income to net cash provided
           (absorbed) by operating activities:
           Provision for loan losses                                                         225            1,205
           Depreciation and amortization                                                     719              361
           Deferred loan fees                                                                (75)             (31)
           Net amortization of premiums and accretion of discounts                            60               42
           Gain on sale of loans                                                            (586)            (112)
           Originations of loans held for sale                                           (36,255)         (21,736)
           Proceeds from sale of loans                                                    36,841           21,848
           Changes in:
                Accrued interest receivable                                                  343             (196)
                Other assets                                                                (151)          (1,447)
                Accrued interest payable                                                     369              496
                Prepayments by borrowers for taxes and insurance                             (24)            (122)
                Other liabilities                                                           (390)            (518)
                                                                                      ----------       ----------

Net cash provided (absorbed) by operating activities                                       1,251              (48)
                                                                                      ----------       ----------

Investing activities
      Net (increase) decrease in loans                                                    11,487           (5,006)
      Mortgage-backed securities principal repayments                                         88              328
      Purchase of securities available for sale                                          (12,000)             (81)
      Purchase of FHLB stock                                                                   -              (50)
      Proceeds from sale of real estate owned                                                757                -
      Origination of servicing rights                                                       (314)             (47)
      Purchases of office properties and equipment                                          (312)            (478)
                                                                                      ----------       ----------

Net cash absorbed by investing activities                                                   (294)          (5,334)
                                                                                      ----------       ----------

Financing activities
      Net increase in deposits                                                            10,244           27,450
      Proceeds from FHLB advances                                                         31,000           28,000
      Repayment of FHLB advances                                                         (41,000)         (30,000)
      Decrease in securities sold under agreement to repurchase                                -          (12,162)
      Repurchase of convertible preferred securities                                           -              (63)
      Dividends paid on common stock                                                           -             (235)
      Principal payments on bonds payable, including unapplied payments                      (56)             (35)
                                                                                      ----------       ----------

Net cash provided  by financing activities                                                   188           12,955
                                                                                      ----------       ----------

Increase in cash and cash equivalents                                                      1,145            7,573

Cash and cash equivalents, beginning of period                                            15,550           12,634
                                                                                      ----------       ----------

Cash and cash equivalents, end of period                                              $   16,695       $   20,207
                                                                                      ==========       ==========

          See accompanying notes to consolidated financial statements.

                         GUARANTY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the Three and Six Months Ended June 30, 2001 and 2000



Note 1  Principles of Presentation

The accompanying consolidated financial statements of Guaranty Financial Corporation (the "Company") have not been audited by independent accountants, except for the balance sheet at December 31, 2000. These financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission in regard to quarterly (interim) reporting. In the opinion of management, the financial information presented reflects all adjustments, comprised only of normal recurring accruals, that are necessary for a fair presentation of the results for the interim periods. Significant accounting policies and accounting principles have been consistently applied in both the interim and annual consolidated financial statements. Certain notes and the related information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-QSB. Therefore, these financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The results for the three months and six months ended June 30, 2001, are not necessarily indicative of future financial results.

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

Note 3  Earnings Per Share

Basic earnings per share is based on net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock option plans. The basic and diluted earnings per share for the three and six months ended June 30, 2001 and 2000, have been determined by dividing net income by the weighted average number of shares of common stock outstanding during these periods, 1,961,727. All options outstanding were anti-dilutive for each period presented and, therefore, not included in the diluted earnings per share calculations.

Note 4  Loans

The loan portfolio is composed of the following:

                                                    June 30,       December 31,
                                                      2001             2000
                                                  ------------     ------------
                                                         (In thousands)

Commercial business loans                         $     65,782     $     62,976
Mortgage loans                                          51,471           59,613
Interim real estate loans                               48,703           54,437
Consumer loans                                          26,603           26,987
                                                  ------------     ------------

Total loans                                            192,559          204,013

Less allowance for loan loss                            (2,578)          (2,396)
                                                  ------------     ------------

                                                  $    189,981     $    201,617
                                                  ============     ============

Note 5  Allowance for Loan Loss

The following is a summary of transactions in the allowance for loan loss:

                                                    June 30,       December 31,
                                                      2001             2000
                                                  ------------     ------------
                                                          (In thousands)

Balance at January 1                              $      2,396     $      1,303
Provision charged to operating expense                     225            1,505
Recoveries added to the reserve                              0               23
Loans charged off                                          (43)            (435)
                                                  ------------     ------------

Balance at the end of the period                  $      2,578     $      2,396
                                                  ============     ============

ITEM 2               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Changes in Financial Condition

Total assets increased 0.3% to $254.8 million at June 30, 2001, from $254.0 million at December 31, 2000. Cash and cash equivalents increased $1.1 million or 7.4%, to $16.7 million at June 30, 2001, from $15.6 million at December 31, 2000. During this period, the Company's liability mix shifted as deposits increased by $10.3 million and FHLB borrowings decreased by $10.0 million. Deposits at June 30, 2001, totaled $227.0 million compared to $216.7 million at December 31, 2000. FHLB borrowings decreased to $4.0 million at June 30, 2001, compared to $14.0 million at December 31, 2000. In addition, the Company's asset mix shifted during the same period. Net loans decreased by $11.6 million while total investments increased by $12.6 million. These changes resulted from the Company's strategy to increase its liquidity and reduce its lending in the real estate development and construction sectors.

The investment portfolio was comprised of the following:

                                                    June 30,       December 31,
                                                      2001             2000
                                                  ------------     ------------

Held to maturity:
    Mortgage-backed securities                    $        863     $        950
    U.S. Government obligations                            250              250

Available for sale:
    Corporate Bonds                                     18,195           17,509
    U.S. Government obligations                         12,000                -

Other:
    Federal Reserve Bank & other stocks                    422              422
    Federal Home Loan Bank stock                         1,550            1,550
                                                  ------------     ------------

                                                  $     33,280     $     20,681
                                                  ============     ============


Net loans were $190.0 million at June 30, 2001, a decrease of $11.6 million, or 5.8%, from net loans of $201.6 million at December 31, 2000. The decrease in the loan portfolio was primarily due to the sale of $6.9 million of seasoned fixed rate mortgage loans and a reduction of $5.7 million in interim real estate loans. This decrease was partially offset by a $3.7 million increase in commercial business loans.

Real estate owned decreased to $532,000 at June 30, 2001, from $1.3 million at December 31, 2000. The decline was due to the sale of a commercial real estate property during the period. The remainder of real estate owned consists of developed lots located within a residential subdivision. Net proceeds are anticipated to approximate the carrying value at June 30, 2001. No material losses are anticipated on the ultimate sale of these properties.

Deposits were $227.0 million at June 30, 2001, an increase of $10.3 million, or 4.7%, from total deposits of $216.7 million at December 31, 2000. The deposit growth was evenly spread between growth in certificates of deposits and transaction accounts. New deposits at the Forest Lakes branch accounted for $2.4 million of the increase in deposits.

Results of Operations

Net Income

The Company reported net income of $7,000 for the three months ended June 30, 2001, compared with a net loss of $82,000 for the three months ended June 30, 2000. While net income in the current quarter was negatively impacted by a compression of the Company's net interest margin, net income was favorable to the same quarter of the prior year due to a lower provision for loan losses. Net income of $175,000 for the six months ended June 30, 2001, was slightly improved over the $162,000 reported for the same period a year ago.

Net Interest Income

Net interest income decreased to $1.8 million for the three months ended June 30, 2001, from the $2.5 million reported during the same period in 2000. For the six months ended June 30, 2001, net interest income decreased to $4.0 million from $4.8 million for the same period in 2000. The compression in the net interest margin was due to a decrease in the average amount of loans outstanding and the impact of six prime rate decreases during the first half of 2001. Because of the Company's reliance on fixed rate certificates of deposit, prime rate decreases lowered its yield on earning assets (especially those loans whose interest rates are indexed to prime) faster than its cost of interest bearing deposits fell. Certificates of deposits totaling $38.4 million with an average cost of 6.38% mature during the third quarter of 2001. During the fourth quarter of 2001, certificates of deposit totaling $33.7 million with an average cost of 6.24% mature. The net interest margin was 3.48% for the most recent quarter compared with 3.95% for the same period a year ago. The following table summarizes the factors determining net interest income ($ in thousands).

                                                Three Months       Three Months        Six Months         Six Months
                                                    Ended              Ended             Ended              Ended
                                                June 30, 2001      June 30, 2000     June 30, 2001      June 30, 2000
                                                -------------      -------------     -------------      -------------
     Average Interest Earning Assets             $ 233,052          $ 257,163         $ 232,945          $ 253,215

              Average Yield                         8.22%              9.12%             8.55%              8.85%


  Average Interest Bearing Liabilities           $ 216,690          $ 244,161         $ 217,938           $240,571

              Average Cost                          5.10%              5.45%             5.26%              5.28%


             Interest Spread                        3.12%              3.67%             3.29%              3.57%

             Interest Margin                        3.48%              3.95%             3.64%              3.83%


Provision for Loan Losses

The Company provides valuation allowances for anticipated losses on loans when its management determines that a significant decline in the value of the collateral has occurred, and if the value of the collateral is less than the amount of the unpaid principal of the related loan, plus estimated costs of acquisition and sale. In addition, the Company provides reserves based on the dollar amount and type of collateral securing its loans, in order to protect against unanticipated losses. A loss experience percentage is established for each loan type and is reviewed quarterly. Each quarter, the loss percentage is applied to the portfolio, by product type, to determine the minimum amount of reserves required. The Company recorded a provision of $75,000 and $1.1 million for the three months ended June 30, 2001 and 2000, respectively. The provision recorded in the prior year was to increase the allowance for loan losses to an amount that properly reflected the credit risk in the loan portfolio.

Net charge-offs for the three months ended June 30, 2001, were $9,000 compared to $379,000 for the same period a year ago. At June 30, 2001, the Company had $1.6 million of loans that were 90 days or more past due. Of this total, only $118,000 of loans were considered to be non-accrual. At June 30, 2001, the allowance for loan losses was $2.6 million or 1.34% of total loans. Management believes that the allowance for loan losses is adequate to cover loan losses inherent in the loan portfolio at June 30, 2001. Loans classified as special mention, substandard, doubtful and loss have been adequately reserved. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and net income could be significantly affected, if circumstances differ substantially from assumptions used in making the initial determinations.

Non-Interest Income

Non-interest income was $560,000 for the three months ended June 30, 2001, compared with $501,000 for the same period a year ago. Fees on deposit accounts increased by 11.6% to $204,400 for the most recent quarter as compared to $183,200 for the same period a year ago. A higher volume of loan payoffs accelerated the amortization of originated mortgage loan servicing rights and negatively impacted loan servicing income. Loan servicing revenue increased by 69.8% to $73,000 for the most recent quarter compared to $43,000 for the same period a year ago. However, the amortization of loan servicing rights increased to $155,000 in the most recent quarter from $25,000 for the same period of the prior year. The Company shifted its operating strategy in the past quarter to sell the majority of its mortgage loan production on a servicing released basis going forward. Net gains on the sale of mortgage loans and securities were $295,000 for the three months ended June 30, 2001, compared to $183,000 in the prior year. Non-interest income was $1.1 million for the six months ended June 30, 2001, compared with $715,000 for the same period a year ago.

Non-Interest Expense

Other expenses during the three months ended June 30, 2001, were $2.3 million, a $207,000 increase over those incurred during the same quarter of 2000. This increase is primarily attributable to the additional operating expenses of the Forest Lakes branch in Albemarle County. For the six months ended June 30, 2001, other expenses increased to $4.6 million compared to $4.1 million for the same period a year ago. This increase was also attributable to the additional operating expenses of the Forest Lakes branch, severance expense of $165,000 for former employees and a $51,000 loss on the sale of a foreclosed commercial property.

The Company currently operates eight full-service banking offices. A new branch opened in early February in northern Albemarle County. The Company consummated the sale of its retail branch in Henrico County to Central Virginia Bank on July 13, 2001. This transaction included the assumption of approximately $7.3 million of deposit accounts and the sale of consumer and commercial loans totaling approximately $4.4 million. A small gain on the sale will be recorded in the Company's third quarter results. There are no current plans to open or close any additional offices.

Income Tax Expense

The Company recognized income tax expense of $4,000 for the three months ended June 30, 2001, compared to an income tax benefit of $42,000 for the same period in 2000. The Company recognized income tax expense of $90,000 for the six months ended June 30, 2001, compared to $84,000 for the same period in 2000. Changes in tax expense between periods are primarily a result of changes in the level of taxable income.


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

The Company uses its sources of funds primarily to meet its on-going operating expenses, to pay deposit withdrawals and to fund loan commitments. At June 30, 2001, total approved loan commitments outstanding were approximately $7.0 million. At the same date, commitments under unused lines of credit were approximately $41.8 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2001, were $126.7 million. Management believes that a significant portion of maturing deposits will remain with the Company. If these certificates of deposit do not remain with the Company, it will have to seek other sources of funding that may be at higher rates or reduce assets.

At June 30, 2001, regulatory capital was in excess of amounts required by Federal Reserve regulations to be considered well capitalized as shown in the following table:

                                       Actual        Actual          Amount         Percent          Excess
                                       Amount      Percentage       Required        Required         Amount
                                 --------------  --------------  --------------  --------------  --------------
Leverage Ratio                     $  21,808            8.62%       $  10,134            4.00%      $  11,674

Tier 1 Risk Based Capital             21,808           10.59%           8,240            4.00%         13,568

Total Risk Based Capital              24,919           12.10%          16,640            8.00%          8,279


Regulatory Issues

In October 2000, the Company and it subsidiary, Guaranty Bank, entered into a written agreement with the Federal Reserve Bank of Richmond ("FRB") and the Bureau of Financial Institutions of the Commonwealth of Virginia ("BFI") with respect to various operating policies and procedures. Various bank operating policies including asset/liability management, liquidity, risk management, loan administration and capital adequacy have been rewritten and approved by bank regulators. The Company is restricted from paying future dividends or incurring any debt at the parent company level without prior regulatory approval. In addition, Guaranty Bank is prohibited from paying intercompany dividends to the Company without prior regulatory approval. Absent this intercompany dividend, the Company does not have sufficient resources to make the payments due on its outstanding subordinated debt securities.

The Company and Guaranty Bank have requested regulatory approval for an intercompany dividend in an amount sufficient to make the September 15, 2001, payment due on its subordinated debt securities. While the FRB and the BFI have approved all prior quarterly dividend payment requests since the written agreement was executed, no assurances can be given that this request will be approved.


Forward Looking Statements

Certain statements in this quarterly report on Form 10-QSB may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by the use of words such as "believe", "expect", "anticipate", "should", "planned", "estimated", and "potential". These statements are based on the Company's current expectations. A variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of the Company's business include interest rate movements, competition from both financial and non-financial institutions, the timing and occurrence (or nonoccurrence) of transactions and events that may be subject to circumstances beyond the Company's control, and general economic conditions.

Part II.  Other Information
---------------------------

Item 1      Legal Proceedings
                   Not Applicable

Item 2      Changes in Securities
                   Not Applicable

Item 3      Defaults Upon Senior Securities
                   Not Applicable

Item 4      Submission of Matters to a Vote of Security Holders

         On May 24, 2001, the Company's Annual Meeting of Shareholders was held to elect two directors to serve on its Board of Directors for terms of three years each. The results of the votes were as follows:

                                                         For           Withheld
            For Terms Expiring in 2004                   ---           --------
            --------------------------

            Henry J. Browne                           1,496,030        176,232
            Oscar W. Smith, Jr.                       1,496,030        176,232


Item 5      Other Information
                   Not Applicable

Item 6      Exhibits and Reports on 8-K

            (a)  Exhibits

                     10.1   Employment  Agreement,  dated as of May 10, 2001, by
                            and  between  Guaranty  Financial   Corporation  and
                            William E. Doyle, Jr.

                     10.2   Severance and Release  Agreement,  dated as of March
                            19,  2001,   by  and  between   Guaranty   Financial
                            Corporation and Thomas P. Baker.

            (b)  Reports on Form 8-K - None

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GUARANTY FINANCIAL CORPORATION



Date:  August 13, 2001                 By:       /s/ William E. Doyle, Jr.
                                           -------------------------------------
                                           William E. Doyle, Jr.
                                           President and Chief Executive Officer



Date:  August 13, 2001                 By:          /s/ Thomas F. Crump
                                           -------------------------------------
                                           Thomas F. Crump
                                           Senior Vice President and
                                              Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
  No.             Document
  ---             --------

  10.1 Employment Agreement, dated as of May 10, 2001, by and between Guaranty Financial Corporation and William E. Doyle, Jr.

  10.2 Severance and Release Agreement, dated as of March 19, 2001, by and between Guaranty Financial Corporation and Thomas P. Baker.