Form 10QSB
period 2001-09-30
GUARANTY FINANCIAL CORP /VA/
filed 2001-11-14
CIK 919967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended                                    Commission File No. 0-25905
September 30, 2001




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


                                 (434) 970-1100
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes _X_ No ___

         As of November 1, 2001, 1,961,727 shares of Common Stock, par value $1.25 per share, were outstanding.

                         GUARANTY FINANCIAL CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX
                                      -----

Part I.  Financial Information                                                               Page No.
------------------------------                                                               --------
Item 1        Financial Statements

              Consolidated Balance Sheets as of September 30, 2001
              (unaudited) and December 31, 2000                                                  3

              Consolidated Statements of Operations for the
              Three and Nine Months Ended September 30, 2001 and
              2000 (unaudited)                                                                   4

              Consolidated Statements of Comprehensive Income
              for the Three and Nine Months Ended September 30, 2001
              and 2000 (unaudited)                                                               5

              Consolidated Statements of Cash Flows for the
              Nine Months Ended September 30, 2001 and 2000 (unaudited)                          6

              Notes to Consolidated Financial Statements                                         7

Item 2        Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                               10

Part II.  Other Information
---------------------------

Item 1        Legal Proceedings                                                                 16

Item 2        Changes in Securities                                                             16

Item 3        Defaults upon Senior Securities                                                   16

Item 4        Submission of Matters to a Vote of Security Holders                               16

Item 5        Other Information                                                                 16

Item 6        Exhibits and Reports on Form 8-K                                                  16

Signatures                                                                                      17


Part I.  Financial Information
------------------------------

Item 1   Financial Statements

                         GUARANTY FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                     September 30,     December 31,
                                                         2001              2000
                                                     ------------      ------------
                                                     (Unaudited)
ASSETS
Cash and cash equivalents                            $     23,858      $     15,550
Investment securities
   Held-to-maturity                                         1,004             1,200
   Available for sale                                      20,736            17,509
Investment in FHLB and other stocks                         1,972             1,972
Loans receivable, net                                     173,627           201,617
Accrued interest receivable                                 1,457             2,079
Real estate owned                                             837             1,301
Office properties and equipment, net                        8,321             9,707
Mortgage servicing rights                                       -             1,021
Other assets                                                2,687             2,067
                                                     ------------      ------------
          Total assets                               $    234,499      $    254,023
                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
-----------
Deposits:
   Interest bearing demand                           $     24,808      $     23,585
   Non-interest bearing demand                             19,673            16,986
   Money market accounts                                   21,950            18,894
   Savings accounts                                        12,202            10,311
   Certificates of deposit                                132,121           146,952
                                                     ------------      ------------
                                                          210,754           216,728
Bonds payable                                                 734               792
Advances from Federal Home Loan Bank                            -            14,000
Accrued interest payable                                      109               394
Payments by borrowers for taxes and insurance                 583               264
Other liabilities                                             426               795
                                                     ------------      ------------
          Total liabilities                               212,606           232,973
                                                     ------------      ------------


Convertible preferred securities                            6,012             6,012
                                                     ------------      ------------

STOCKHOLDERS' EQUITY
--------------------
Preferred stock, par value $1 per share, 500,000
   shares authorized, none issued                               -                 -
Common stock, par value $1.25 per share,
   4,000,000 shares authorized, 1,961,727
   issued and outstanding                                   2,452             2,452
Additional paid-in capital                                  8,953             8,953
Accumulated comprehensive loss                               (589)           (1,218)
Retained earnings                                           5,065             4,851
                                                     ------------      ------------
          Total stockholders' equity                       15,881            15,038
                                                     ------------      ------------
Total liabilities and stockholders' equity           $    234,499      $    254,023
                                                     ============      ============


           See accompanying notes to consolidated financial statements

                         GUARANTY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)

                                                   Three Months Ended         Nine Months Ended
                                                      September 30,             September 30,
                                                  ---------------------     ---------------------
                                                    2001         2000         2001         2000
                                                  --------     --------     --------     --------
                                                       (unaudited)               (unaudited)
Interest income
   Loans                                          $  3,629     $  5,130     $ 12,186     $ 15,158
   Investment securities                               575          572        1,692        1,721
                                                  --------     --------     --------     --------
Total interest income                                4,204        5,702       13,878       16,879
                                                  --------     --------     --------     --------

Interest expense
   Deposits                                          2,167        2,729        7,342        7,783
   Borrowings                                          161          435          668        1,717
                                                  --------     --------     --------     --------
Total interest expense                               2,328        3,164        8,010        9,500
                                                  --------     --------     --------     --------

Net interest income                                  1,876        2,538        5,868        7,379

Provision for loan losses                               75          150          300        1,355
                                                  --------     --------     --------     --------

Net interest income after provision
      for loan losses                                1,801        2,388        5,568        6,024

Other income
   Loan and deposit fees and servicing income          137          197          546          562
   Gain on sale of loans and securities                293           46          763          158
   Gain on sale of branch                               79            -           79            -
   Other                                                74          157          293          395
                                                  --------     --------     --------     --------
Total other income                                     583          400        1,681        1,115
                                                  --------     --------     --------     --------

Other expenses
   Personnel                                         1,226        1,046        3,637        3,140
   Occupancy                                           336          226        1,098          673
   Data processing                                     273          199          782          574
   Marketing                                            47           86          164          232
   Deposit insurance premiums                           27           65           79          184
   Other                                               416          512        1,165        1,436
                                                  --------     --------     --------     --------
Total other expenses                                 2,325        2,134        6,925        6,239
                                                  --------     --------     --------     --------

Income before income taxes                              59          654          324          900
                                                  --------     --------     --------     --------

Provision for income taxes                              20          222          110          306
                                                  --------     --------     --------     --------

Net income                                        $     39     $    432     $    214     $    594
                                                  ========     ========     ========     ========

Basic and diluted earnings
  per common share                                $   0.02     $   0.22     $   0.11     $   0.30
                                                  --------     --------     --------     --------


          See accompanying notes to consolidated financial statements.

                         GUARANTY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)

                                                                           Three Months Ended            Nine Months Ended
                                                                              September 30,                 September 30,
                                                                        -------------------------     -------------------------
                                                                           2001           2000           2001           2000
                                                                        ----------     ----------     ----------     ----------
                                                                                (unaudited)                     (unaudited)
Net income                                                              $       39     $      432     $      214     $      594
                                                                        ----------     ----------     ----------     ----------

Other comprehensive income:
   Unrealized gains (losses) on securities available for sale                  232            332            953            (70)
                                                                        ----------     ----------     ----------     ----------

Other comprehensive income (loss), before tax                                  232            332            953            (70)

Income tax (expense) benefit related to items of other
    comprehensive income                                                       (79)          (113)          (324)            24
                                                                        ----------     ----------     ----------     ----------

Other comprehensive income (loss), net of tax                                  153            219            629            (46)
                                                                        ----------     ----------     ----------     ----------

Comprehensive income                                                    $      192     $      651     $      843     $      548
                                                                        ==========     ==========     ==========     ==========


          See accompanying notes to consolidated financial statements.

                         GUARANTY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                 Nine Months Ended
                                                                               2001             2000
                                                                           ------------     ------------
                                                                                    (unaudited)
Operating Activities
      Net Income                                                           $        214     $        594
      Adjustments to reconcile net income to net cash provided
           (absorbed) by operating activities:
           Provision for loan losses                                                300            1,355
           Depreciation and amortization                                          1,105              632
           Deferred loan fees                                                       (91)              68
           Net amortization of premiums and accretion of discounts                  131               45
           Gain on sale of loans                                                   (916)            (234)
           Originations of loans held for sale                                  (48,905)         (32,444)
           Proceeds from sale of loans                                           49,821           32,200
           Loss (gain) on sale of securities available for sale                      (3)              76
           Gain on sale of Branch                                                   (79)               -
           Changes in:
               Accrued interest receivable                                          622             (396)
               Other assets                                                        (961)            (563)
               Accrued interest payable                                            (285)            (184)
               Prepayments by borrowers for taxes and insurance                     319               68
               Other liabilities                                                   (370)            (244)
                                                                           ------------     ------------

Net cash provided by operating activities                                           902              973
                                                                           ------------     ------------

Investing activities
      Net decrease in loans                                                      23,074              444
      Mortgage-backed securities principal repayments                               196              134
      Purchase of securities available for sale                                 (18,000)               -
      Proceeds from sale of securities available for sale                        15,682            4,722
      Purchase of FHLB stock                                                          -              (50)
      Proceeds from sale of real estate owned                                       757                -
      Net increase (decrease) in cash from sale of branch:
           Proceeds from sale of loans                                            4,359                -
           Sale of Deposits                                                      (7,144)               -
           Proceeds from sale of office properties, equipment, and land           1,058                -
      Purchase of other real estate                                                   -             (407)
      Origination of servicing rights                                              (331)            (473)
      Purchase of servicing rights                                                    -              (47)
      Proceeds from sale of servicing rights                                        826                -
      Proceeds from sale of office properties and equipment                          33                -
      Purchase of office properties and equipment                                  (353)            (363)
                                                                           ------------     ------------

Net cash provided by investing activities                                        20,157            3,960
                                                                           ------------     ------------

Financing activities
      Net increase in deposits                                                    1,336           13,735
      Proceeds from FHLB advances                                                36,000           43,000
      Repayment of FHLB advances                                                (50,000)         (43,000)
      Decrease in securities sold under agreement to repurchase                       -          (16,650)
      Repurchase of convertible preferred securities                                  -              (53)
      Dividends paid on common stock                                                  -             (235)
      Principal payments on bonds payable, including unapplied payments             (87)             (48)
                                                                           ------------     ------------

Net cash absorbed by financing activities                                       (12,751)          (3,251)
                                                                           ------------     ------------

Increase in cash and cash equivalents                                             8,308            1,682

Cash and cash equivalents, beginning of period                                   15,550           12,634
                                                                           ------------     ------------

Cash and cash equivalents, end of period                                   $     23,858     $     14,316
                                                                           ============     ============

          See accompanying notes to consolidated financial statements.

                         GUARANTY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         For the Three and Nine Months Ended September 30, 2001 and 2000



Note 1  Principles of Presentation

The accompanying consolidated financial statements of Guaranty Financial Corporation (the "Company") have not been audited by independent accountants, except for the balance sheet at December 31, 2000. These financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission in regard to quarterly (interim) reporting. In the opinion of management, the financial information presented reflects all adjustments, comprised only of normal recurring accruals, that are necessary for a fair presentation of the results for the interim periods. Significant accounting policies and accounting principles have been consistently applied in both the interim and annual consolidated financial statements. Certain notes and the related information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-QSB. Therefore, these financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The results for the three months and nine months ended September 30, 2001, are not necessarily indicative of future financial results.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Guaranty Capital Trust I and Guaranty Bank, and Guaranty Bank's wholly-owned subsidiaries, GMSC, Inc., which was organized as a financing subsidiary, and Guaranty Investments Corporation, which was organized to sell non-deposit investment products. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Note 3  Earnings Per Share

Basic earnings per share is based on net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock option plans. The basic and diluted earnings per share for the three and nine months ended September 30, 2001 and 2000, have been determined by dividing net income by the weighted average number of shares of common stock outstanding during these periods, 1,961,727. All options outstanding were anti-dilutive for each period presented and, therefore, not included in the diluted earnings per share calculations.

Note 4  Loans

The loan portfolio is comprised of the following:

                                    September 30,       December 31,
                                         2001               2000
                                    --------------     --------------

                                              (In thousands)

Commercial business loans           $       63,486     $       62,976
Mortgage loans                              47,574             59,613
Interim real estate loans                   40,630             54,437
Consumer loans                              24,502             26,987
                                    --------------     --------------

Total loans                                176,192            204,013

Less allowance for loan loss                (2,565)            (2,396)
                                    --------------     --------------

                                    $      173,627     $      201,617
                                    ==============     ==============



Note 5  Allowance for Loan Loss

The following is a summary of transactions in the allowance for loan loss:

                                               September 30,      December 31,
                                                   2001               2000
                                              --------------     --------------
                                                       (In thousands)

Balance at January 1                          $        2,396     $        1,303
Provision charged to operating expense                   300              1,505
Recoveries added to the reserve                            8                 23
Loans charged off                                       (139)              (435)
                                              --------------     --------------

Balance at the end of the period              $        2,565     $        2,396
                                              ==============     ==============

Note 6  Investments

The investment portfolio was comprised of the following:

                                                    September 30,   December 31,
                                                        2001            2000
                                                    ------------    ------------
                                                            (In thousands)
Held to maturity:
    Mortgage-backed securities                      $        754    $        950
    U.S. Government obligations                              250             250

Available for sale:
    Corporate Bonds                                       12,736          17,509
    U.S. Government obligations                            8,000               -

Other:
    Federal Reserve Bank & other stocks                      422             422
    Federal Home Loan Bank stock                           1,550           1,550
                                                    ------------    ------------

                                                    $     23,712    $     20,681
                                                    ============    ============

ITEM 2               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Guaranty Financial Corporation ("the Company") is a single bank holding company organized under Virginia law that provides financial services through its primary operating subsidiary, Guaranty Bank. Guaranty Bank is a full service commercial bank offering a wide range of banking and related financial services, including time and demand deposits, as well as commercial, industrial, residential construction, residential and commercial mortgage and consumer loans. Guaranty Investments Corporation, a subsidiary of Guaranty Bank, provides a full range of investment services and, through a contractual arrangement with a third party, sells mutual funds, stocks, bonds and annuities.

Management's discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of the Company. The analysis focuses on the consolidated financial statements, the footnotes thereto, and the other financial data herein. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Amounts are rounded for presentation purposes, while the percentages presented are computed based on unrounded amounts.

Analysis of Financial Condition

Total assets decreased 7.7% to $234.5 million at September 30, 2001, from $254.0 million at December 31, 2000. Cash and cash equivalents increased $8.3 million or 53.4%, to $23.9 million at September 30, 2001, from $15.6 million at December 31, 2000. Net loans were $173.6 million at September 30, 2001, a decrease of $28.0 million, or 13.9%, from net loans of $201.6 million at December 31, 2000. The change in the loan portfolio was primarily due to a net decrease in $12.0 million of mortgage loans and $13.8 million in interim real estate loans. Total deposits at September 30, 2001, were $210.8 million compared to $216.7 million at December 31, 2000. No FHLB borrowings were outstanding at September 30, 2001, compared to $14.0 million at December 31, 2000. Total stockholders' equity at September 30, 2001, increased by $900,000 to $15.9 million from $15.0 million at December 31, 2000.

During the third quarter of 2001, the Company sold its retail banking branch in western Henrico County in order to concentrate its management and resources on its core markets of Charlottesville and Harrisonburg. In addition, the Company changed its residential mortgage loan sales process in the second quarter of 2001 to sell all newly originated fixed rate mortgage loans on a servicing released basis. To complement this change in business strategy, the Company sold its residential mortgage loan servicing for others portfolio in the third quarter of 2001.

The factors causing the fluctuations in the major balance sheet categories are further discussed in the following sections.

Loans

During the first nine months of 2001, the Company has experienced limited loan demand for products other than residential mortgage loans. Influenced by declining interest rates, originations of residential mortgage loans held for sale increased to $48.9 million for the nine months ended September 30, 2001, from $32.4 million for the same period a year ago. For the same time periods, sales of residential mortgage loans increased to $49.8 million from $32.2 million. The Company has reduced interim real estate loans by $13.8 million in 2001 to reduce a higher than desired concentration of real estate development and construction loans in its loan portfolio. The Company also sold $4.4 million in commercial and consumer loans in connection with the third quarter sale of the Henrico County retail banking branch.

Investments

Total investments increased by 14.7% to $23.7 million at September 30, 2001, compared to $20.7 million at December 31, 2000. The majority of this change was due to an increase of $3.2 million in investments available for sale. The mix of these investments changed as investments in medium term U.S. Government agency securities increased by $8.0 million and sales of long term corporate securities totaled $3.9 million during the same periods. This restructuring was undertaken in order to improve the liquidity of the portfolio.

Real Estate Owned

Real estate owned decreased to $837,000 at September 30, 2001, from $1.3 million at December 31, 2000. The decline was due to the sale of a commercial real estate property during the period. The remainder of real estate owned consists of developed lots and one substantially completed residential property. No material losses are anticipated on the ultimate sale of these properties.

Office Properties and Equipment

The Company's investment in office properties and equipment decreased to $8.3 million at September 30, 2001, from $9.7 million at December 31, 2000. This decrease was primarily due to the sale of the Company's Henrico County retail banking branch.

Deposits

Deposits were $210.8 million at September 30, 2001, a decrease of $6.0 million, or 2.8%, from total deposits of $216.7 million at December 31, 2000. Without giving effect to the branch sale transaction in which the Company transferred $7.3 million in deposits to the buyer, deposits have increased by $1.3 million during the first nine months of 2001. The transferred deposits included $6.7 million in certificates of deposit and $600,000 in transaction accounts. During 2001, the Company has placed a greater emphasis on attracting lower cost transaction accounts which has resulted in an increase in transaction accounts by $9.4 million, excluding the transferred accounts.

FHLB Borrowings

Due to the Company's reduction in total assets and increased liquidity, it has been able to eliminate all borrowings from the Federal Home Loan Bank ("FHLB") at September 30, 2001. At December 31, 2000, the Company had $14.0 million in borrowings outstanding with the FHLB. At September 30, 2001, the Company's available but unused borrowings with the FHLB were approximately $25.6 million.

Stockholders' Equity

The Company's stockholders' equity at September 30, 2001, increased by 5.6% to $15.9 million from $15.0 million at December 31, 2000. The primary factors for the increase were a reduction in the mark to market loss adjustment of the Company's available for sale investments of approximately $600,000 and the nine month net income of $214,000.

Results of Operations

Net Income

The Company reported net income of $39,000 ($.02 per share) for the three months ended September 30, 2001, compared with a net income of $432,000 ($.22 per share) for the three months ended September 30, 2000. The primary factor in the net income decline is the compression of the Company's net interest margin due to the yield on earning assets falling faster than the cost of interest bearing liabilities. Interest rates on loans tied to the prime rate and short term investments generally decrease immediately while the cost of certificates of deposit can only be adjusted when they mature. Net income for the nine months ended September 30, 2001 was $214,000 ($.11 per share) as compared with $594,000 ($.30 per share) for the same period in the prior year.

Net Interest Income

Net interest income decreased to $1.9 million for the three months ended September 30, 2001, from the $2.5 million reported during the same period in 2000. For the nine months ended September 30, 2001, net interest income decreased to $5.9 million from $7.4 million for the same period in 2000. The compression in the net interest margin was due to a decrease in the average amount of loans outstanding and the impact of eight prime rate decreases during the first nine months of 2001. Because of the Company's reliance on fixed rate certificates of deposit, prime rate decreases lowered its yield on earning assets (especially those loans whose interest rates are indexed to prime) faster than its cost of interest bearing deposits fell. Certificates of deposits totaling $31.5 million with an average cost of 6.25% mature during the fourth quarter of 2001. During the first quarter of 2002, certificates of deposit totaling $33.3 million with an average cost of 5.32% mature. Current rates being offered on similar certificates of deposit with a one year maturity are approximately 2.50%. The net interest margin was 3.39% for the most recent quarter compared with 4.19% for the same period a year ago. The following table summarizes the factors determining net interest income (dollars in thousands).

                                       Three Months     Three Months      Nine Months      Nine Months
                                          Ended             Ended            Ended            Ended
                                       September 30,    September 30,    September 30,    September 30,
                                       --------------   --------------   --------------   --------------
                                            2001             2000               2001           2000
                                            ----             ----               ----           ----
   Average Interest Earning Assets      $    219,909     $    240,500     $    228,552     $    248,945

            Average Yield                    7.58%            9.41%            8.24%            9.03%


Average Interest Bearing Liabilities    $    201,203     $    228,086     $    212,298     $    236,377

            Average Cost                     4.59%            5.51%            5.04%            5.35%


           Interest Spread                   3.00%            3.90%            3.20%            3.68%

           Interest Margin                   3.39%            4.19%            3.55%            3.95%


Provision for Loan Losses

The Company provides valuation allowances for anticipated losses on loans when its management determines that a significant decline in the value of the collateral has occurred, and if the value of the collateral is less than the amount of the unpaid principal of the related loan, plus estimated costs of acquisition and sale. In addition, the Company provides reserves based on the dollar amount and type of collateral securing its loans, in order to protect against unanticipated losses. A loss experience percentage is established for each loan type and is reviewed quarterly. Each quarter, the loss percentage is applied to the portfolio, by product type, to determine the minimum amount of reserves required. The Company recorded a provision of $75,000 and $150,000 for the three months ended September 30, 2001 and 2000, respectively. The decrease in the provision for the current year is correlated to the decrease in the size of the loan portfolio and an increased level of the allowance for loan losses.

Net charge-offs for the three months ended September 30, 2001, were $87,000 compared to $22,000 for the same period a year ago. For the nine months ended September 30, 2001, net charge-offs were $131,000, compared with $401,000 for the same period of the prior year. At September 30, 2001, the Company had $127,000 of loans that were 90 days or more past due. Of this total, $84,000 of loans were considered to be non-accrual. At September 30, 2001, the allowance for loan losses was $2.6 million or 1.46% of total loans. Management believes that the allowance for loan losses is adequate to cover loan losses inherent in the loan portfolio at September 30, 2001. Loans classified as special mention, substandard, doubtful and loss have been adequately reserved. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and net income could be significantly affected, if circumstances differ substantially from assumptions used in making the initial determinations.

Non-Interest Income

Non-interest income was $583,000 for the three months ended September 30, 2001, compared with $400,000 for the same period a year ago. Fees on deposit accounts decreased by 1.3% to $184,000 for the most recent quarter as compared to $186,400 for the same period a year ago. Net gains on the sale of mortgage loans and securities were $293,000 for the three months ended September 30, 2001, compared to $46,000 in the prior year. Both the current quarterly results and the year to date results were negatively impacted by expenses related to mortgage loan servicing which occurred prior to the sale of the mortgage loan servicing portfolio. A higher volume of loan payoffs accelerated the amortization of originated mortgage loan servicing rights and negatively impacted loan servicing income. Loan servicing revenue increased by 12.0% to $65,900 for the most recent quarter compared to $58,900 for the same period a year ago. However, the amortization of loan servicing rights increased to $162,000 in the most recent quarter from $47,700 for the same period of the prior year. During the third quarter of 2001, the Company sold its mortgage loan servicing portfolio for approximately $876,000, which approximated the book value of the portfolio. This sale eliminates the volatility in future earnings, which was related to the potential impairment of the mortgage loan servicing rights intangible asset.

Non-Interest Expense

Operating expenses were $2.3 million for the quarter ended September 30, 2001, a $191,000 increase over the amount reported for the same period last year. The increase is primarily attributable to the additional operating expenses of the Forest Lakes branch in Albemarle County and severance expenses. For the nine months ended September 30, 2001, other expenses increased to $6.9 million compared to $6.2 million for the same period a year ago. This increase was also attributable to the additional operating expenses of the Forest Lakes branch, severance expenses related to management changes and a $51,000 loss on the sale of a foreclosed commercial property.

The Company currently operates eight full-service banking offices. A new branch opened in early February in northern Albemarle County. The Company consummated the sale of its retail branch in Henrico County to Central Virginia Bank on July 13, 2001. This transaction included the assumption of approximately $7.3 million of deposit accounts and the sale of consumer and commercial loans totaling approximately $4.4 million. An immaterial gain on the sale was recorded in the Company's third quarter results. There are no current plans to open or close any additional offices.

Income Tax Expense

The Company recognized income tax expense of $20,000 for the three months ended September 30, 2001, compared to income tax expense of $222,000 for the same period in 2000. The Company recognized income tax expense of $110,000 for the nine months ended September 30, 2001, compared to $306,000 for the same period in 2000. Changes in tax expense between periods are primarily a result of changes in the level of taxable income.


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

The Company uses its sources of funds primarily to meet its on-going operating expenses, to pay deposit withdrawals and to fund loan commitments. At September 30, 2001, total approved loan commitments outstanding were approximately $8.6 million. At the same date, commitments under unused lines of credit were approximately $50.0 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2001, were $117.0 million. Management believes that a significant portion of maturing deposits will remain with the Company. If these certificates of deposit do not remain with the Company, it will have to seek other sources of funding that may be at higher rates or reduce assets.

The reduction in total assets has positively impacted the Company's regulatory capital ratios. At September 30, 2001, regulatory capital was in excess of amounts required by Federal Reserve regulations to be considered well capitalized as shown in the following table (dollars in thousands):

                               Actual         Actual        Amount        Percent        Excess
                               Amount       Percentage     Required       Required       Amount
                             ----------     ----------    ----------     ----------    ----------
Leverage Ratio               $   21,960          9.19%    $    9,557          4.00%    $   12,403

Tier 1 Risk Based Capital        21,960         11.96%         7,400          4.00%        14,560

Total Risk Based Capital         24,778         13.50%        14,800          8.00%         9,978


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

The Company and Guaranty Bank have requested regulatory approval for an intercompany dividend in an amount sufficient to make the December 15, 2001, payment due on its subordinated debt securities. While the FRB and the BFI have approved all prior quarterly dividend payment requests since the written agreement was executed, no assurances can be given that this request will be approved.


Forward Looking Statements

Certain statements in this quarterly report on Form 10-QSB may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by the use of words such as "believe", "expect", "anticipate", "should", "planned", "estimated", and "potential". These statements are based on the Company's current expectations. A variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of the Company's business include interest rate movements, competition from both financial and non-financial institutions, the timing and occurrence (or nonoccurrence) of transactions and events that may be subject to circumstances beyond the Company's control, and general economic conditions.

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

Item 6       Exhibits and Reports on Form 8-K

             (a)  Exhibits - None

             (b)  Reports on Form 8-K - None

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GUARANTY FINANCIAL CORPORATION



Date:  November 14, 2001               By:      /s/ William E. Doyle, Jr.
                                           -------------------------------------
                                           William E. Doyle, Jr.
                                           President and Chief Executive Officer



Date:  November 14, 2001               By:        /s/ Thomas F. Crump
                                           -------------------------------------
                                           Thomas F. Crump
                                           Senior Vice President and
                                             Chief Financial Officer