Form 10KSB
period 2001-12-31
GUARANTY FINANCIAL CORP /VA/
filed 2002-04-01
CIK 919967

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

                                 (434) 970-1100
                (Issuer's Telephone Number, Including Area Code)

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's gross income for its most recent fiscal year was $20,031,921.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing sales price of such stock as of March 1, 2002 was approximately $17,314,348. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         The number of outstanding shares of Common Stock as of March 1, 2001 was 1,961,727.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement for the 2002 Annual Meeting of Shareholders - Part III

                                TABLE OF CONTENTS

                                     PART I
                                     ------

                                                                            Page
                                                                            ----

ITEM 1.  DESCRIPTION OF BUSINESS............................................. 3

ITEM 2.  DESCRIPTION OF PROPERTY.............................................12

ITEM 3.  LEGAL PROCEEDINGS...................................................13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
            OF SECURITY HOLDERS..............................................13

                                     PART II
                                     -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS..............................................13

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS..............................14

ITEM 7.  FINANCIAL STATEMENTS................................................36

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE...........................36

                                    PART III
                                    --------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
            CONTROL PERSONS; COMPLIANCE WITH SECTION
            16(a) OF THE EXCHANGE ACT........................................36

ITEM 10. EXECUTIVE COMPENSATION..............................................36

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT............................................36

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................37

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K..............................37

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

         Guaranty's principal asset is the outstanding stock of the Bank, a wholly owned subsidiary. Guaranty presently has no separate operations and its business primarily consists of the business of the Bank. Guaranty's Common Stock is quoted on The Nasdaq National Market under the symbol "GSLC".

         The Bank is a community bank that provides a broad range of commercial and retail banking services. Guaranty's principal business activities are attracting checking and savings deposits from local businesses and the general public through its retail banking offices and originating, servicing, investing in and selling loans. Of Guaranty's $180.0 million of gross loans outstanding at December 31, 2001, 20.2% represented construction and land loans, 46.0% represented commercial business and commerical real estate loans, and 22.1% represented residential first mortgages. Guaranty also lends funds to retail banking customers by means of home equity, installment loans, and multi-family dwellings. In addition, Guaranty offers consumer loans and government-insured and conventional small business loans. Guaranty invests in certain United States government and agency obligations and other investments permitted by applicable laws and regulations.

         Guaranty's main office is located at 1658 State Farm Boulevard, Charlottesville, Virginia 22911 and the telephone number is (434) 970-1100.

Market Area

         Guaranty is headquartered in Charlottesville, Virginia. Charlottesville and its surrounding area had a collective population of approximately 120,000 in 2000 according to census figures. It is located in central Virginia 110 miles southwest of Washington, D.C. and 70 miles west of Richmond, Virginia, and includes the University of Virginia, the area's largest employer. Guaranty operates eight full service retail branches, which serve Charlottesville, Albemarle County, Fluvanna County and Harrisonburg, Virginia.

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

         In the normal course of business, Guaranty makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its annual financial statements including commitments to extend credit. At December 31, 2001, commitments to extend credit totaled $52.0 million.

Construction Lending

         Guaranty makes local construction loans, primarily residential, and land acquisition and development loans. The construction loans are secured by residential houses under construction and the underlying land for which the loan was obtained. At December 31, 2001, construction, land and land development loans outstanding were $36.3 million, or 20.2%, of gross loans. Approximately 95% of these loans are concentrated in the Richmond and Charlottesville, Virginia markets. The average life of a construction loan is approximately nine months and they reprice monthly to meet the market, typically prime plus one percent. Because the interest rate charged on these loans floats with the market, they help Guaranty in managing its interest rate risk. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or home under construction, which value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, Guaranty generally limits loan amounts to 75% to 80% of appraised value, in addition to analyzing the creditworthiness of its borrowers. Guaranty also obtains a first lien on the property as security for its construction loans and typically requires personal guarantees from the borrower's principal owners.

Commercial Business Loans

         Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have higher yields. To manage these risks, Guaranty generally obtains appropriate collateral and personal guarantees from the borrower's principal owners and monitors the financial condition of its business borrowers. Residential mortgage loans generally are made on the basis of the borrower's ability to make repayment from his employment and other income and are secured by real estate whose value tends to be readily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower's ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate. Guaranty has a loan review and monitoring process to regularly assess the repayment ability of commercial borrowers. At December 31, 2001, commercial loans totaled $66.6 million, or 37.0% of the total loan portfolio.

Commercial Real Estate Lending

         Commercial real estate loans are secured by various types of commercial real estate in Guaranty's market area, including multi-family residential buildings, commercial buildings and offices, small shopping centers and churches. At December 31, 2001, commercial real estate loans aggregated $16.3 million or 9.0% of Guaranty's gross loans.

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

One-to-Four-Family Residential Real Estate Lending

         Residential lending activity may be generated by Guaranty's loan originator solicitation, referrals by real estate professionals, and existing or new bank customers. Loan applications are taken by a Bank loan originator. As part of the application process, information is gathered concerning income, employment and credit history of the applicant. Loan quality is analyzed based on guidelines issued by the applicable investor, such as the Federal Home Loan Mortgage Corporation (FHLMC), Veterans Administration (VA), the Department of Housing and Urban Development (HUD). The non-conforming one-to-four family adjustable rate mortgage (ARM) loans originated by Guaranty do not generally meet secondary market investor guidelines. However, these loans are underwritten using Guaranty's underwriting guidelines. The valuation of residential collateral is provided by independent fee appraisers who have been approved by the Bank's Board of Directors. Loan applications are underwritten either manually or automatically. Automated underwriting may be used on those loans with limited risk, based on assigned guidelines set forth by FHLMC.

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

         Typically, all fixed rate mortgage loans are originated with the intent to sell. In order to meet community needs and retain a competitive edge, the bank occasionally originates non-conforming fixed rate loans. At December 31, 2001, $27.2 million, or 15.1%, of Guaranty's loan portfolio consisted of fixed rate mortgage loans.

         Guaranty also originates a non-conforming adjustable rate product with a higher entry level rate and margin than that of the conforming adjustable rate products. This non-conforming loan provides yet another outlet for loans not meeting investor guidelines. The Bank has no current investor relationship for selling this ARM product. Interest rates on adjustable rate products offered by the Bank are tied to One, Three, Five or Seven Year United States Treasury bills. Guaranty's ARM products contain interest rate caps at adjustment periods and rate ceilings based on a cap over and above the original interest rate. At December 31, 2001, $12.7 million, or 7.0%, of the Bank's loan portfolio consisted of adjustable rate mortgages.

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

Consumer Lending

         Guaranty offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans, installment and demand loans, credit cards, and home equity lines of credit and loans. At December 31, 2001, Guaranty had consumer loans of $21.0 million or 11.7% of gross loans. Such loans are generally made to customers with which Guaranty has a pre-existing relationship. Guaranty currently originates all of its consumer loans in its geographic market area. Most of the consumer loans are tied to the prime lending rate and reprice monthly.

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

Employees

         At December 31, 2001, Guaranty had 92 full-time and seven part-time employees. None of Guaranty's employees are represented by any collective bargaining unit.

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

         Payment of Dividends. Guaranty is a legal entity separate and distinct from its banking and other subsidiaries. The majority of Guaranty's revenues will result from dividends paid to Guaranty by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends that it can pay. In addition, both Guaranty and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. Guaranty does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends. During the year ended December 31, 2001, the Bank declared $420,875 in dividends payable to Guaranty.

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

         The federal banking agencies also have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. As of December 31, 2001, Guaranty and the Bank were classified as well capitalized.

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

         The Act repeals sections 20 and 32 of the Glass-Stegall Act, thus permitting unrestricted affiliations between banks and securities firms. The Act also permits bank holding companies to elect to become financial holding companies. A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, brokerage, investment and merchant banking; and insurance underwriting, sales and brokerage activities. In order to become a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed, and have at least a satisfactory Community Reinvestment Act rating.

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

Item 2.           Description of Property.

         As of March 1, 2002, Guaranty conducted its business from its main office in Charlottesville, Virginia and seven branch offices. The following table provides certain information with respect to these properties:

Location                       Date Facility Opened     Lease Arrangements
--------                       --------------------     ------------------
Main Office:

1658 State Farm Boulevard              1996             Owned by Guaranty
Charlottesville, Virginia

Branch Offices:

Downtown Mall                          1992             Lease expires in 2002, subject to
520 East Main Street                                    Guaranty's right to renew for three
Charlottesville, Virginia                               additional five-year terms

Barracks Road                          1994             Lease expires in 2004, subject to
1924 Arlington Boulevard                                Guaranty's right to renew for two
Charlottesville, Virginia                               additional five-year terms

West Main                              1998             Lease expires in 2003, subject to
2211 West Main Street                                   Guaranty's right to renew for two
Charlottesville, Virginia                               additional five-year terms

Route 29 North & Rio Road              1996             Owned by Guaranty
1700 Seminole Trail
Charlottesville, Virginia

Harrisonburg                           1997             Owned by Guaranty
1925 Reservoir Street
Harrisonburg, Virginia

Lake Monticello                        1998             Owned by Guaranty
Route 53 & Turkey Sag Road
Lake Monticello, Virginia

Forest Lakes                           2001             Owned by Guaranty
3290 Worth Crossing
Charlottesville, Virginia

         Guaranty believes that all of its properties are maintained in good operating condition and are suitable and adequate for its operational needs.

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

                           Market Price and Dividends

                                 Sales Price ($)
                                 ---------------

                                              High        Low     Dividends ($)
                                              ----        ---     -------------

Fiscal Year Ended December 31, 2000:
         1st quarter                          10.750      7.813        .06
         2nd quarter                           8.625      7.500        .06
         3rd quarter                           8.063      6.750         --
         4th quarter                           7.125      4.375         --

Fiscal Year Ended December 31, 2001:
         1st quarter                           9.000      5.000         --
         2nd quarter                           8.250      7.500         --
         3rd quarter                           8.500      7.270         --
         4th quarter                           9.000      7.500         --


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

         As of March 1, 2002, Guaranty had approximately 1,077 shareholders of record.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         The following commentary discusses major components of Guaranty's business and presents an overview of its consolidated financial position and results of operations at December 31, 2001 and 2000, and for the years ended December 31, 2001, 2000 and 1999. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information presented elsewhere in this annual report.

Overview

         Guaranty is headquartered in Charlottesville, Virginia and conducts almost all of its operations through its subsidiary, Guaranty Bank. Guaranty Bank is a community bank serving the Charlottesville and Harrisonburg markets. Guaranty Bank operates eight branch locations, seven of which are in the Charlottesville market. A branch location in the suburban Richmond market, which opened in 1999, was operated for approximately seven months in 2001 prior to its sale to another community bank.

         The past year has been a period of significant change for Guaranty. Externally, the financial markets experienced eleven reductions in the Federal Reserve's discount rate totaling 475 basis points. Such reductions were unprecedented in the history of Guaranty and have negatively impacted short term profitability due to the short term asset sensitivity of Guaranty's balance sheet. The net interest margin was compressed throughout 2001 as interest rates on earning assets fell faster than the corresponding decrease in interest rates on deposits. Internally, Guaranty initiated a plan to reposition the company in response to prior regulatory criticisms while modifying business practices to react to falling interest rates and uncertain credit conditions. A new President and Chief Executive Officer was hired in May 2001 to lead the effort to reposition Guaranty to become a high performing community banking company. Initially, management has focused on initiatives and opportunities that will improve earnings. Among these are enhancing our mortgage banking business model, gathering a larger market share of low cost deposits, strengthening our management team, and managing targeted loan growth in the commercial and real estate market segments. In light of uncertain economic conditions, significant emphasis has been placed on managing the loan portfolio to maintain a high level of asset quality while supporting customer needs.

         In October 2000, Guaranty and its subsidiary, Guaranty Bank (the Bank), entered into a written agreement with the Federal Reserve Bank of Richmond and the Bureau of Financial Institutions with respect to various operating policies and procedures. As a result of the agreement, the Bank revised its asset/liability management, liquidity, risk management, loan administration and capital adequacy policies. Guaranty has made significant strides in addressing all of the issues raised in the agreement. As a condition of the agreement, both Guaranty and the Bank are restricted from paying or declaring dividends without prior regulatory approval. Guaranty has suspended dividends to its common shareholders. Guaranty is also prohibited from incurring any debt at the holding company level. Guaranty does not have sufficient resources to make interest payments on its subordinated debentures held by Guaranty Capital Trust I unless the regulators approve dividend payments by the Bank to Guaranty. Thus far, state and federal regulators have approved dividend payments from the Bank to Guaranty sufficient to make such interest payments. All interest payments have been made on a timely basis. No other terms of the agreement are expected to restrict Guaranty's operating plans for 2002.

         Guaranty's 2001 financial performance reflected a reduction in net earnings and a planned reduction in total assets. The net result increased regulatory capital ratios for both Guaranty and the Bank. This planned reduction in total assets is indicative of Guaranty's emphasis changing from aggressive growth to prudent management.

Net Income

         Net income for the year ended December 31, 2001, was $518,000 ($.26 per diluted share), a $99,000 decrease from the net income reported for the prior year. Decreased net income was due to a reduction in net interest income caused by the impact of declining interest rates on a short term asset sensitive balance sheet. Increases in operating expenses primarily related to severance expenses arising from management changes also negatively impacted net income for 2001. These changes more than offset increased mortgage banking income and a reduction in the provision for possible loan losses.

         Net income for the year ended December 31, 2000, was $607,000 or $.31 per diluted share. These earnings, an increase over 1999 earnings, were the result of increased net interest income and deposit fees, which exceeded increases in operating expenses and additional provisions for possible loan losses. Additionally, net income in 2000 was not impacted by the losses on the sale of investments, which negatively impacted the 1999 earnings.

         Net income for the year ended December 31, 1999 was $4,400, a 99.5% decrease when compared to 1998 earnings of $1.0 million ($.68 per diluted share). These decreased earnings were primarily a result of the sale of approximately $13.0 million in long-term corporate bonds that resulted in a net after tax loss of $857,000. This action was taken to reduce market rate risk in Guaranty's balance sheet and improve net interest margin in the future. Also, during 1999, Guaranty increased its loan loss provision by approximately $300,000.

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

         Net interest income was $7.9 million for the year ended December 31, 2001, a 19.4% decrease from $9.8 million in net interest income for the prior year. The net interest margin for the year ended December 31, 2001, was 3.51%, a 48 basis point decline from 3.99% in the prior year. The net interest margin was compressed throughout 2001 as interest rates on earning assets fell faster than the corresponding decrease in interest rates paid on deposits. During the past year, the yield on the loan portfolio fell by 125 basis points while the cost of interest bearing deposits declined by 62 basis points. This difference is due to the impact of loans with interest rates tied to the prime rate repricing immediately with each rate reduction. In contrast, certificates of deposit are generally issued with maturities of twelve months and the interest rate paid usually does not adjust until maturity. Net interest income was also negatively impacted by a reduction in average loans outstanding to $189.1 million in 2001 from $213.4 million during the prior year. If there are additional prime rate decreases in 2002, the net interest margin will be negatively impacted as the yield on interest earning assets will generally fall faster than the cost of interest bearing liabilities. Guaranty's net interest margin will be positively impacted by stable or rising rates in 2002.

         Net interest income was $9.8 million for the year ended December 31, 2000, 26.5% greater than the $7.7 million reported for the year ended December 31, 1999. The improvement in net interest income reflects higher loan and investment yields, higher average balances and an increasing gap between the amount of earning assets and the amount of interest bearing liabilities. The net interest margin increased due to Guaranty shifting its asset base into both commercial and consumer loans and away from more conservatively priced residential mortgage loans. The net interest margin for the year ended December 31, 2000, increased by 56 basis points to 3.99% as compared to the prior year end. The increase was due to a 97 basis point increase in the yield on earning assets, which exceeded the 54 basis point increase in the cost of interest bearing liabilities.

         Net interest income was $7.7 million for the year ended December 31, 1999, 36.8% greater than the $5.7 million reported for the year ended December 31, 1998. This improvement in the net interest income was primarily due to an increase in the volume of prime based residential construction lending including builder lines of credit, commercial loan increases, and an increase in income from securities held for sale, coupled with the decline in the average cost of interest bearing liabilities. Average loans increased 40.4% for the year ended December 31, 1999. The interest income from investments increased 53.0% during the year ended December 31, 1999. Net interest margin decreased 30 basis points to 3.43% at December 31, 1999, which was caused by a reduction in the average yield on loans, and fee income associated with commercial and construction lending. The average cost of interest bearing deposits declined from 4.87% in 1998 to 4.60% in 1999. The cost of average total interest bearing liabilities during the year ended December 31, 1999 declined from 5.18% in 1998 to 4.87% in 1999.

         The following table sets forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders' equity and the related income, expense and corresponding weighted average yields and costs.

                                                                           Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                                   2001                            2000                             1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                 Interest  Average               Interest   Average               Interest  Average
                                     Average     Income/   Yield/    Average     Income/    Yield/    Average     Income/   Yield/
                                     Balance     Expense    Rate     Balance     Expense     Rate     Balance     Expense    Rate
-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Assets
Interest earning assets:
   Securities                       $  28,303   $   1,855   6.55%   $  25,065   $   1,786    7.13%   $  32,278   $   2,157   6.68%
   Loans                              189,135      15,451   8.17%     213,353      20,103    9.42%     184,340      15,765   8.55%
   Interest bearing deposits
     in other banks                     7,381         336   4.55%       6,668         469    7.03%       8,928         450   5.04%
-----------------------------------------------------------------------------------------------------------------------------------
   Total interest-earning assets/
     total interest income            224,819      17,642   7.85%     245,086      22,358    9.12%     225,546      18,372   8.15%
-----------------------------------------------------------------------------------------------------------------------------------
   Noninterest earning assets:
     Cash and due from banks            8,134                           6,599                            5,484
     Premises and equipment             9,245                           9,454                            8,399
     Other assets                       4,504                           4,876                            5,256
     Less allowance for loan
       losses                          (2,523)                         (1,798)                          (1,122
-----------------------------------------------------------------------------------------------------------------------------------
   Total noninterest earning
     assets                            19,360                          19,131                           18,017
-----------------------------------------------------------------------------------------------------------------------------------
   Total Assets                     $ 244,179                       $ 264,217                        $ 243,563
-----------------------------------------------------------------------------------------------------------------------------------
Liabilities and
   Stockholders' Equity
Interest bearing liabilities:
   Interest bearing deposits:
   Demand accounts                  $  23,344         243   1.04%   $  20,151         328    1.63%   $  21,528         388   1.80%
   MMDA accounts                       21,170         674   3.18%      21,883       1,000    4.57%      23,378       1,183   5.06%
   Savings                             11,643         195   1.67%      10,922         245    2.24%      10,968         253   2.31%
   Certificates of deposit            139,438       7,821   5.61%     149,787       8,949    5.97%     126,015       6,541   5.19%
-----------------------------------------------------------------------------------------------------------------------------------
   Total interest bearing
     deposits                         195,595       8,933   4.57%     202,743      10,522    5.19%     181,889       8,365   4.60%
-----------------------------------------------------------------------------------------------------------------------------------
   FHLB advances and other
     borrowings                        10,621         718   6.76%      28,791       1,950    6.77%      34,955       1,969   5.63%
   Bonds payable                          739         105  14.21%         881         105   11.92%       1,468         305  20.78%
-----------------------------------------------------------------------------------------------------------------------------------
   Total interest bearing
     liabilities/total interest
     expense                          206,955       9,756   4.71%     232,415      12,577    5.41%     218,312      10,639   4.87%
-----------------------------------------------------------------------------------------------------------------------------------
   Noninterest bearing liabilities:
   Demand deposits                     18,755                          14,409                           10,232
   Other liabilities                    2,259                           1,991                            3,583
-----------------------------------------------------------------------------------------------------------------------------------
     Total liabilities                227,969                         248,815                          232,127
-----------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                   16,210                          15,402                           11,436
-----------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
     Stockholders' equity           $ 244,179                       $ 264,217                        $ 243,563
-----------------------------------------------------------------------------------------------------------------------------------
Interest spread /1/                                         3.13%                            3.71%                           3.28%
Net interest income/net interest
   margin /2/                                   $   7,886   3.51%               $   9,781    3.99%               $   7,733   3.43%
-----------------------------------------------------------------------------------------------------------------------------------

/1/ Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.
/2/ Net interest margin is net interest income, expressed as a percentage of average earning assets.

         The following table describes the impact on Guaranty's interest income resulting from changes in average balances and average rates for the periods indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                                                    Year Ended December 31, 2001         Year Ended December 31, 2000
                                                             compared to                          compared to
                                                    Year Ended December 31, 2000         Year Ended December 31, 1999
                                                            Change Due To:                       Change Due To:
         ------------------------------------------------------------------------------------------------------------------
                                                                         Increase                                Increase
         (Dollars in Thousands)                  Rate        Volume     (Decrease)     Rate         Volume      (Decrease)
         ------------------------------------------------------------------------------------------------------------------
         Interest income:
           Securities                         $    (143)   $     212    $     (69)   $     145    $     (516)   $     (371)
           Loans                                 (2,674)      (1,978)      (4,652)       1,604         2,734         4,338
           Interest bearing deposits
             in other banks                        (165)          32         (133)         178          (159)           19
         ------------------------------------------------------------------------------------------------------------------
               Total interest income             (2,982)      (1,734)      (4,716)       1,927         2,059         3,986
         Interest expense:
           Interest bearing deposits:
             Demand accounts                       (118)          33          (85)         (38)          (22)          (60)
             MMDA accounts                         (303)         (23)        (326)        (115)          (68)         (183)
             Savings                                (62)          12          (50)          (8)           --            (8)
             Certificates of deposit               (549)        (580)      (1,129)         983         1,425         2,408
         ------------------------------------------------------------------------------------------------------------------
               Total interest bearing deposits   (1,032)        (558)      (1,590)         822         1,335         2,157
             FHLB advances and other               (298)        (934)      (1,232)         398          (417)          (19)
             Bonds payable                           18          (18)          --         (130)          (70)         (200)
         ------------------------------------------------------------------------------------------------------------------
             Total interest expense              (1,312)      (1,510)      (2,822)       1,090           848         1,938
         ------------------------------------------------------------------------------------------------------------------
             Net interest income              $  (1,670)   $    (224)   $  (1,894)   $     837    $    1,211    $    2,048
         ------------------------------------------------------------------------------------------------------------------

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

         At December 31, 2001, Guaranty had $38.8 million more liabilities than assets that reprice within one year and therefore was in a one year liability-sensitive position. A liability-sensitive position or a negative gap will tend to positively impact net earnings in a period of falling interest rates and negatively impact net earnings in a period of rising interest rates. This liability-sensitive position is the result of investments in securities with a maturity of over five years coupled with fixed rate borrowing and certificates of deposit reaching maturity in one year or less and short term borrowings used to fund loans also maturing in one year or less. However, with respect to shorter time periods such as three months or less, Guaranty is in an asset-sensitive position. In times of declining short term interest rates as reflected by the Federal Reserve discount rate, Guaranty's net earnings will be negatively impacted as reflected by the reductions in net interest income for the year ended December 31, 2001. To decrease the gap between interest-sensitive assets and liabilities, Guaranty is attempting to shift its deposit mix to include a higher percentage of demand accounts and a lower percentage of certificates of deposit.

         Guaranty has an Asset/Liability Committee ("ALCO"), which meets regularly to discuss deposit pricing, changes in borrowed money, investment and trading activity, loan sale activity, liquidity levels and the overall interest sensitivity. The actions of this committee are reported to the Board of Directors monthly. The daily monitoring of interest rate risk, investment and trading activity, along with any other significant transactions are managed by the President with input from other ALCO members.

         The following table presents the amounts of Guaranty's interest sensitive assets and liabilities that mature or reprice in the periods indicated.

                                                                    December 31, 2001
                                                                Maturing or Repricing In:
-----------------------------------------------------------------------------------------------------
                                                    3 Months       4-12          1-5          Over 5
                                                    or less       Months        Years         Years
-----------------------------------------------------------------------------------------------------
(Dollars in thousands)
Interest-sensitive assets:
  Loans                                            $  73,502    $  22,720     $  50,468     $  33,334
  Investments and mortgage-backed securities /1/          19           35           360        21,756
  Deposits at other institutions                       3,230           --            --            --
-----------------------------------------------------------------------------------------------------
  Total interest-sensitive assets                     76,751       22,755        50,828        55,090
-----------------------------------------------------------------------------------------------------
Cumulative interest-sensitive assets                  76,751       99,506       150,334       205,424
-----------------------------------------------------------------------------------------------------
Interest-sensitive liabilities:
  NOW accounts /2/                                        --           --            --        24,561
  Money market deposit accounts                       22,394           --            --            --
  Savings accounts                                    12,991           --            --            --
  Certificates of deposit                             33,956       67,962        15,750             8
  Borrowed money                                       1,000           --            --            --
  Convertible preferred securities                        --           --            --         6,013
  Bonds payable                                           17           31            96           486
-----------------------------------------------------------------------------------------------------
  Total interest-sensitive liabilities                70,358       67,993        15,846        31,068
-----------------------------------------------------------------------------------------------------
Cumulative interest-sensitive liabilities          $  70,358    $ 138,351     $ 154,197     $ 185,265
-----------------------------------------------------------------------------------------------------
Period gap                                         $   6,393    $ (45,238)    $  34,982     $  24,022
Cumulative gap                                         6,393      (38,845)       (3,863)       20,159
Ratio of cumulative interest-sensitive
  assets to interest-sensitive liabilities            109.09%       71.92%        97.49%       110.88%
Ratio of cumulative gap to total assets                 2.84%      (17.25%)       (1.72%)        8.95%
-----------------------------------------------------------------------------------------------------

/1/ Amounts include Federal Home Loan Bank stock.
/2/ Guaranty has found that NOW accounts are generally not sensitive to changes in interest rates and therefore has placed such deposits in the "over 5 years" category.


         Of Guaranty's commercial and construction loans with a maturity of more than one year, approximately $3.6 million have fixed interest rates and $2.5 million have variable interest rates.

Investments

         Total investment securities increased 13.7% to $23.5 million at December 31, 2001, from $20.7 million at December 31, 2000. In the available for sale classification, Guaranty decreased its investment in corporate bonds from $17.5 million to $12.6 million during the past year. In addition, Guaranty increased its investment in medium term U.S. Government agency obligations by $8.0 million. These changes resulted from management's efforts to reduce market rate risk in Guaranty's balance sheet.

         The following table shows the amortized cost and fair market value of investment securities at the dates indicated.

                                                                December 31,
                                               2001                 2000                1999
---------------------------------------------------------------------------------------------------
                                          Cost     Market      Cost     Market      Cost     Market
---------------------------------------------------------------------------------------------------
(Dollars in thousands)
Held-to-maturity
   Mortgage-backed securities           $   720   $   768    $   950   $   970    $ 1,086   $ 1,103
   Other                                    250       250        250       250        250       250
---------------------------------------------------------------------------------------------------
   Total held-to-maturity                   970     1,018      1,200     1,220      1,336     1,353
---------------------------------------------------------------------------------------------------

Available for sale
   Corporate bonds                       13,620    12,597     19,354    17,508     19,416    17,097
   U.S. Government Agency Obligations     8,000     7,970         --        --         --        --
   Mortgage-backed securities                --        --         --        --      4,898     4,780
---------------------------------------------------------------------------------------------------
   Total available for sale              21,620    20,567     19,354    17,508     24,314    21,877
---------------------------------------------------------------------------------------------------

Other
   Federal Reserve Bank &Other Stocks       422       422        422       422        320       320
   Federal Home Loan Bank Stock           1,550     1,550      1,550     1,550      1,500     1,500
---------------------------------------------------------------------------------------------------
   Total                                $24,562   $23,557    $22,526   $20,700    $27,470   $25,050
---------------------------------------------------------------------------------------------------


         The following table sets forth the composition of Guaranty's investment portfolio at the dates indicated.

                                                                December 31,
                                               2001                 2000                 1999
----------------------------------------------------------------------------------------------------
                                         Book       % of      Book       % of      Book       % of
                                         Value      Total     Value      Total     Value      Total
----------------------------------------------------------------------------------------------------
(Dollars in thousands)
Investment securities:
   FHLMC mortgage-backed securities     $   720      3.06%   $   950      4.59%   $ 1,086      4.34%
   FNMA mortgage-backed securities           --        --         --        --      4,781     19.10
   Corporate bonds                       12,597     53.58     17,508     84.66     17,096     68.29
   Treasury and agency notes              8,220     34.97        250      1.21        250      1.00
   FHLB stock                             1,550      6.59      1,550      7.50      1,500      5.99
   Other                                    422      1.80        422      2.04        320      1.28
----------------------------------------------------------------------------------------------------
Total Investment securities             $23,509    100.00%   $20,680    100.00%   $25,033    100.00%
----------------------------------------------------------------------------------------------------

         The following table indicates the increased return experienced by Guaranty by lengthening the maturity of its investment portfolio. Securities with maturities greater than ten years total $10.6 million and have an average yield greater than 7.30%. The investment portfolio is initially managed for proper matching with interest rate risk guidelines and then for investment performance.

                                Maturity Distribution and Yields of Investment Securities
                                                    December 31, 2001

                                   Due in 1 year    Due after 1 year  Due after 5 years
                                      or less       through 5 years   through 10 years  Due after 10 years     Total
-------------------------------------------------------------------------------------------------------------------------
                                   Amount  Yield     Amount  Yield     Amount  Yield     Amount  Yield     Amount  Yield
-------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)

Securities held for investment:
   U.S. Government securities     $    --     --    $   250   4.07%   $    --     --    $    --     --    $   250   4.07%
   Mortgage backed securities          55   8.22%       110   8.51%       201   8.51%       355   8.52%       720   8.49%
-------------------------------------------------------------------------------------------------------------------------
   Total                               55   8.22%       360   5.42%       201   8.51%       355   8.52%       970   7.35%
-------------------------------------------------------------------------------------------------------------------------
Securities held for sale /1/:
   U.S. Government securities          --     --         --     --      7,969   5.07%        --     --      7,969   5.07%
   Corporate securities                --     --         --     --      2,400   6.23%    10,197   7.27%    12,597   7.08%
-------------------------------------------------------------------------------------------------------------------------
   Total                               --     --         --     --     10,369   5.34%    10,197   7.27%    20,566   6.32%
-------------------------------------------------------------------------------------------------------------------------
Total securities                  $    55   8.22%   $   360   5.42%   $10,570   5.40%   $10,552   7.31%   $21,536   6.36%
-------------------------------------------------------------------------------------------------------------------------

/1/ Excludes Federal Reserve Stock of $352,250, Federal Home Loan Bank Stock of $1,550,000 and Community Bankers Bank Stock of $70,000.

Loans

         Net loans consist of total loans minus undisbursed loan funds, deferred loan fees and the allowance for loan losses. Net loans were $177.6 million at December 31, 2001, an 11.9% decline from December 31, 2000. During 2001, the size of Guaranty's loan portfolio decreased as a result of higher credit standards in light of an uncertain economy and an effort to reduce its lending concentration in residential construction and land development loans and speculative residential construction loans. Net loans declined to $201.6 million at December 31, 2000, from $205.4 million at December 31, 1999, as Guaranty controlled its growth to increase its regulatory capital ratios. Net loans were $205.4 million at December 31, 1999, an increase of 26.4% over the balance at December 31, 1998.

         The following table sets forth the composition of Guaranty's loan portfolio in dollars at the dates indicated.

                                       Loan Portfolio

                                                        December 31,
--------------------------------------------------------------------------------------------
                                    2001         2000         1999        1998        1997
--------------------------------------------------------------------------------------------
(Dollars in thousands)
Mortgage Loans:
   Residential                   $  39,864    $  54,911    $  62,796   $  66,369   $  66,035
   Commercial                       16,277        3,434        1,179       2,504      16,641
   Construction and land loans      36,307       59,363       70,009      50,286      11,511
--------------------------------------------------------------------------------------------
   Total real estate                92,448      117,708      133,984     119,159      94,187
Commercial business loans           66,603       59,120       55,698      34,388          --
Consumer loans                      20,973       27,190       16,960       9,630       6,705
--------------------------------------------------------------------------------------------
   Total loans receivable          180,024      204,018      206,642     163,177     100,892
--------------------------------------------------------------------------------------------
Adjustments:
   Deferred fees (costs)               (67)         (27)          40         113         282
   Allowance for losses              2,512        2,396        1,203       1,002         935
--------------------------------------------------------------------------------------------
   Total net items                   2,445        2,369        1,243       1,115       1,217
--------------------------------------------------------------------------------------------
   Total loans receivable, net   $ 177,579    $ 201,649    $ 205,399   $ 162,062   $  99,675
--------------------------------------------------------------------------------------------

         The changes in Guaranty's loan portfolio over the past five years represent the evolution from a savings association to a full service commercial bank. Commercial business lending began in 1998 and now comprises over 45% of total loans outstanding. During this same time period, residential mortgage loans outstanding have decreased from $66.0 million to $39.9 million. Presently, all residential mortgage loans originated in the mortgage banking business unit are sold on a servicing released basis. Construction and land development loans declined in 2001 as Guaranty reduced its loan concentration in speculative real estate lending in 2001 but continues to be active in real estate finance.

         The following tables show the composition of Guaranty's loan portfolio by fixed and adjustable rate at the dates indicated.

                        Fixed Rate and Adjustable Rate Loans by Amount

                                                            December 31,
----------------------------------------------------------------------------------------------
                                      2001         2000         1999        1998        1997
----------------------------------------------------------------------------------------------
(Dollars in thousands)
Fixed-Rate Loans:
   Real Estate
     Residential                   $  27,200    $  20,403    $  18,277   $  20,206   $  26,514
     Commercial                           --           --        1,179       2,504          --
     Construction and land loans          --           --           --          --          37
----------------------------------------------------------------------------------------------
   Total real estate                  27,200       20,403       19,456      22,710      26,551
----------------------------------------------------------------------------------------------
Commercial business loans             15,427       12,891       13,678       7,098          --
Consumer Loans                         3,429        3,832        2,825         242       3,099
----------------------------------------------------------------------------------------------
   Total fixed-rate loans             46,056       37,126       35,959      30,050      29,650
----------------------------------------------------------------------------------------------

Adjustable-Rate Loans:
   Real Estate
   Residential                        12,664       34,508       44,519      46,163      39,521
   Commercial                         16,277        3,434       11,140      12,853      16,641
   Construction and land loans        36,307       59,363       70,009      50,286      11,474
----------------------------------------------------------------------------------------------
   Total real estate                  65,248       97,305      125,668     109,302      67,636
Commercial business loans             51,176       46,229       30,880      14,437          --
Consumer loans                        17,544       23,358       14,135       9,388       3,606
----------------------------------------------------------------------------------------------
   Total adjustable-rate loans       133,968      166,892      170,683     133,127      71,242
----------------------------------------------------------------------------------------------
   Total loans receivable            180,024      204,018      206,642     163,177     100,892
----------------------------------------------------------------------------------------------

Less:
   Deferred fees (costs)                 (67)         (27)          40         113         282
   Allowances for losses               2,512        2,396        1,203       1,002         935
----------------------------------------------------------------------------------------------
   Total net items                     2,445        2,369        1,243       1,115       1,217
----------------------------------------------------------------------------------------------
   Total loans receivable, net     $ 177,579    $ 201,649    $ 205,399   $ 162,062   $  99,675
----------------------------------------------------------------------------------------------

         The following table presents the remaining maturities of selected categories of Guaranty's loan portfolio at December 31, 2001.

                Remaining Maturities of Selected Loan Categories
                                December 31, 2001

                                         Commercial, Financial    Real Estate
                                           and Agricultural       Construction
            ------------------------------------------------------------------
            (Dollars in thousands)
            Within 1 year                      $ 31,358             $ 21,968
            ------------------------------------------------------------------
            Variable Rate:
               1 to 5 years                      17,704                7,167
               After 5 years                     61,381                1,045
            ------------------------------------------------------------------
            Total                                79,085                8,212
            Fixed Rate:
               1 to 5 years                      13,022                   --
               After 5 years                     26,379                   --
            ------------------------------------------------------------------
            Total                                39,401                   --
            ------------------------------------------------------------------
            Total                              $149,844             $ 30,180
            ------------------------------------------------------------------

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

General

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

         Assets which do not currently expose Guaranty to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses are required to be designated "special mention" by management. On the basis of management's review of its assets, at December 31, 2001, Guaranty had classified $6.6 million of its loans as substandard. No loans were classified as doubtful or loss at December 31, 2001. Most of Guaranty's assets that have been classified are not included in the table of non-performing assets set forth below because many loans are classified as substandard based on certain criteria or previous credit problems but are currently performing.

         Unless well secured and in the process of collection, Guaranty places loans on a non-accrual status after being delinquent greater than 90 days, or earlier in situations in which the loans have developed inherent problems that indicate payment of principal and interest may not be made in full. Whenever the accrual of interest is stopped, previously accrued but uncollected interest income is reversed. Thereafter, interest is recognized only as cash is received. The loan is reinstated to an accrual basis after it has been brought current as to principal and interest under the contractual terms of the loan.

         The following table reflects the composition of non-performing assets at the dates indicated.

                                                        December 31,
-------------------------------------------------------------------------------------
                                        2001      2000      1999      1998      1997
-------------------------------------------------------------------------------------
(Dollars in thousands)
Non-accrual loans                      $  187    $  238    $1,310    $1,686    $1,436
Restructured loans                         --        --        --        --        --
-------------------------------------------------------------------------------------
   Total non-performing loans             187       238     1,310     1,686     1,436
-------------------------------------------------------------------------------------
Foreclosed assets                         764     1,301       843       488        65
-------------------------------------------------------------------------------------
   Total non-performing assets         $  951    $1,539    $2,153    $2,174    $1,501
-------------------------------------------------------------------------------------
Loans past due 90 or more days and
   accruing interest                   $  103    $1,587    $   93    $  106    $  189
Non-performing loans to total loans,
   at period end                         0.10%     0.12%     0.62%     0.97%     1.42%
Non-performing assets to period end
   total loans and foreclosed assets     0.53%     0.76%     1.02%     1.25%     1.49%

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

Allowance for losses on loans

         Guaranty provides valuation allowances for anticipated losses on loans when its management determines that full repayment by the borrower is unlikely and the value of the collateral is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, Guaranty also provides reserves based on the dollar amount, risk rating and type of loan. A loss experience percentage is established for each risk rating and loan type and is reviewed quarterly. Each quarter the loss percentage is applied to the portfolio, by risk rating and loan type, to determine the minimum amount of reserves required. Although management believes that it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from assumptions used in making the initial determinations.

         An analysis of the allowance for loan losses, including charge-off activity, is presented below for the periods indicated.

                                                  Year Ended December 31,
------------------------------------------------------------------------------------------
                                    2001        2000        1999        1998        1997
------------------------------------------------------------------------------------------
(Dollars in thousands)
Balance at beginning of period     $2,396      $1,203      $1,002      $  935      $  870
Provision charged to operations       333       1,505         486         184         122
Charge-offs:
   Real estate                         66         229         122         120          57
   Consumer                            15          72          --          --          --
   Commercial                         145          34         165          --          --
Recoveries:
   Real estate                          1          20          --           3          --
   Consumer                            --           2           2          --          --
   Commercial                           8           1          --          --          --
------------------------------------------------------------------------------------------
Net Charge-offs                       217         312         285         117          57
------------------------------------------------------------------------------------------
Balance, end of period             $2,512      $2,396      $1,203      $1,002      $  935
------------------------------------------------------------------------------------------

Allowance for loan losses to
   period end total loans            1.40%       1.17%       0.57%       0.58%       0.93%
Allowance for loan losses to
   nonaccrual loans              1,343.32%   1,006.72%      91.83%      59.43%      67.20%
Net charge-offs to average loans     0.12%       0.15%       0.15%       0.10%       0.06%

Provision for loan losses

         For the years ended December 31, 2001, 2000 and 1999, the provision for loan losses was $333,000, $1.5 million and $486,000, respectively. The provision for loan losses decreased in the year ended December 31, 2001, as Guaranty's loan portfolio decreased and its allowance for possible losses increased as a percentage of loans outstanding. The provision for loan losses increased during the prior two years due to the growth of Guaranty's loan portfolio and diversification into commercial business, and construction and land development lending, which carries a higher risk of loss than residential mortgage lending.

         Guaranty monitors its loan loss allowance quarterly and makes provisions as necessary. Management believes that the level of Guaranty's loan loss allowance is adequate for its loan portfolio size and mix.

         A comparison of the allocation of the allowance for loan losses in dollars by loan category to the percentage of the loan portfolio represented by each category is provided in the following table. Because all of these factors are subject to change, the allocation is not necessarily predictive of future loan losses in the indicated categories.

                                                       December 31,
------------------------------------------------------------------------------------------------
                                   2001                    2000                    1999
------------------------------------------------------------------------------------------------
                                       Ratio of                Ratio of                Ratio of
                                       Loans to                Loans to                Loans to
                                     Total Gross             Total Gross             Total Gross
                           Allowance    Loans      Allowance    Loans      Allowance    Loans
------------------------------------------------------------------------------------------------
(Dollars in thousands)
Residential real estate     $   50       22.1%      $  109       26.9%      $   78       29.8%
Construction and land          611       20.2        1,056       29.1          383       31.4
Commercial                   1,165       46.0          861       30.7          575       30.7
Consumer and other loans       105       11.7          137       13.3          167        8.1
Unallocated                    581         --          233         --           --         --
------------------------------------------------------------------------------------------------
   Total                    $2,512      100.0%      $2,396      100.0%      $1,203      100.0%
------------------------------------------------------------------------------------------------


                                                         December 31,
------------------------------------------------------------------------------------------
                                          1998                             1997
------------------------------------------------------------------------------------------
                                                 Ratio of                        Ratio of
                                                 Loans to                        Loans to
                                               Total Gross                     Total Gross
                                 Allowance        Loans          Allowance        Loans
------------------------------------------------------------------------------------------
(Dollars in thousands)
Residential real estate           $  101           38.4%          $  477           61.4%
Construction and land                384           34.7               52           17.0
Commercial                           402           21.4              212           15.4
Consumer and other loans             115            5.5               43            6.2
Unallocated                           --             --              151             --
------------------------------------------------------------------------------------------
  Total                           $1,002          100.0%          $  935          100.0%
------------------------------------------------------------------------------------------

Non-Interest Income

         Guaranty's non-interest income consists primarily of mortgage banking income, loan fees and servicing income, gains and losses on sale of investment securities, fees and service charges on deposit accounts and investment sales commissions.

         The following table presents information on the sources and amounts of non-interest income.

                                                  Year Ended December 31,
--------------------------------------------------------------------------------
Non Interest Income                         2001            2000          1999
--------------------------------------------------------------------------------
(Dollars in thousands)
Mortgage banking income                   $ 1,094         $   213        $  628
Service charges on deposit accounts           785             718           578
Late charges and other consumer fees          310             238           105
Investment sales commissions                  254             195           140
Mortgage servicing income (loss), net        (154)             59             3
Investment gains (losses)                       3             (76)       (1,498)
Other                                          98              93           169
--------------------------------------------------------------------------------
  Total                                   $ 2,390         $ 1,440       $   125
--------------------------------------------------------------------------------


         Non-interest income increased by $950,000 to $2.4 million for the year ended December 31, 2001. The increase in non-interest income for the current year was due primarily to an increase in income from Guaranty's mortgage banking unit resulting from an increase in sales of residential mortgage loans to $63.5 million from $39.8 million in the prior year. In mid-2001, Guaranty revised its mortgage banking business model and as a result sells all originated residential mortgage loans on a servicing released basis. In addition to sales to the Federal Home Loan Mortgage Corporation. Guaranty has entered into correspondent mortgage banking relationships with several regional banking companies. Residential mortgage loan originations for the year ended December 31, 2001, increased to $70.7 million from $40.1 million in the prior year. The increase was due to the employment of an additional mortgage loan originator in 2001 and the impact of declining interest rates. Service charges on deposit accounts increased by 9.3% to $785,000 for the most recent year due to increased volume of transaction accounts.

         Non-interest income increased by $1.3 million to $1.4 million for the year ended December 31, 2000. The increase in non-interest income for this year was due to the elimination of the losses on securities sales. For the year ended December 31, 1999, non-interest income was $125,000 compared to $2.0 million for the year ended December 31, 1998. This decrease was a result of gains on sales of securities in 1998 of $1.4 million while a pretax loss of approximately $1.2 million occurred during 1999 due to the sale of approximately $13.0 million of available for sale securities. This loss was partially offset by a market value recovery recognized on the servicing asset of approximately $341,000 as well as increases in income from service charges on checking accounts and other related fees.

         As part of its revised mortgage banking business model, Guaranty sold its residential mortgage loan servicing for others portfolio in 2001 for approximately $900,000. The transfer of the loan servicing, which was completed in October 2001, resulted in a gain of approximately $9,000. With the present practice of selling all residential mortgage loans on a servicing released basis, Guaranty will not accumulate mortgage loan servicing rights as a by-product of its mortgage lending business. Generally, the value of servicing rights moves inversely with the value of interest bearing securities as market interest rates change. Guaranty has found that the value of servicing rights is extremely sensitive to changes in market interest rates, but tends to fall faster as interest rates decline creating volatility in net earnings. Increases and decreases in the value of servicing rights are treated as income or expense. Because Guaranty cannot control or predict changes in the value of servicing rights or the rate of amortization as loans prepay, it decided to exit the mortgage loan servicing business.

         Prior to 2000, Guaranty traded treasury securities in an effort to take advantage of short-term movements in market interest rates. Guaranty did not buy or sell any trading account securities in 2001 or 2000. Sales of trading account securities totaled $30.8 million during the year ended December 31, 1999. Guaranty experienced losses of $304,000 on such sales for the year ended December 31, 1999.

Non-Interest Expenses

         Non-interest expenses increased by 4.1% to $9.2 million for the year ended December 31, 2001. The majority of the increase was related to severance and recruiting expenses resulting from management changes in 2001. For the first seven months of 2001, Guaranty operated nine retail banking branches due to the opening of the Forest Lakes branch in northern Albemarle County. The retail banking branch in suburban Richmond was sold in July 2001. Guaranty incurred approximately $152,000 in expenses, consisting primarily of personnel and occupancy expenses prior to its sale. Non-interest expenses increased by approximately $1.4 million to $8.8 million for the year ended December 31, 2000. The increase was in all categories and reflected the continued growth of Guaranty. For the year ended December 31, 1999, non-interest expenses were $7.4 million, compared to $5.8 million for the year ended December 31, 1998. The $1.6 million increase was due to an increase in personnel, occupancy costs, and data processing associated with the overall growth of the Bank including the opening of an eighth branch during that year.

         The following table summarizes the main components of non-interest expense.


                                                Year Ended December 31,
-------------------------------------------------------------------------------
Non Interest Expense                     2001             2000            1999
-------------------------------------------------------------------------------
(Dollars in thousands)
Personnel                               $4,811           $4,227          $3,753
Occupancy                                1,412            1,353           1,129
Data Processing                          1,037              926             819
Marketing                                  211              317             286
Professional fees                          385              423             185
Other                                    1,301            1,549           1,193
-------------------------------------------------------------------------------
  Total                                 $9,157           $8,795          $7,365
-------------------------------------------------------------------------------


Income Taxes

         Income tax expense for the years ended December 31, 2001, 2000 and 1999, was $267,000, $313,000 and $2,300, respectively. The decreases and increases are a direct result of earnings levels for the respective year-ends. The effective income tax rate was 34.0% for each year.

Sources of Funds

Deposits

         Deposits have traditionally been the principal source of Guaranty's funds for use in lending and for other general business purposes. In addition to deposits, Guaranty derives funds from loan repayments, cash flows generated from operations, which includes interest credited to deposit accounts, repurchase agreements entered into with commercial banks and Federal Home Loan Bank ("FHLB") of Atlanta advances. Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and related cost of such funds have varied widely. Borrowings may be used to compensate for reductions in deposits or deposit-inflows at less than projected levels and have been used on a longer-term basis to support expanded lending activities.

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

         At December 31, 2001, deposits were $200.6 million, a 7.6% decrease from $217.0 million at December 31, 2000. The decrease in deposits corresponds with the decrease in the loan portfolio in 2001. In order to reduce the overall cost of funds and reduce Guaranty's reliance on high cost time deposits and short term borrowings as a funding source, management continues to direct extensive efforts towards attracting lower cost transaction accounts. During 2001, Guaranty increased its non-interest bearing demand balances by 25.3% to $22.1 million and its interest bearing demand balances by 11.1% to $25.5 million. However, there is no assurance that these efforts will continue to be successful, or if successful, will reduce the Guaranty's reliance on time deposits and short term borrowings. The financial markets were affected by eleven short-term interest rate reductions totaling 475 basis points in 2001. Current rates offered by Guaranty on certificates of deposit are substantially below those offered a year ago. The majority of certificates of deposit are initially issued with a one year maturity. As these certificates of deposit continue to mature and reprice, Guaranty's interest expense will decrease and its net interest income will increase.

         The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by Guaranty at the dates indicated.


--------------------------------------------------------------------------------
December 31,                                  2001           2000          1999
--------------------------------------------------------------------------------
(Dollars in thousands)
Statement savings account                  $ 12,992       $ 10,319      $ 11,203
Demand deposit accounts                      47,570         40,879        30,206
Money market accounts                        22,394         18,893        27,878
30-to-180-day certificates                    1,427          4,613         3,250
Seven to eleven month certificates            6,404         37,027            --
One-to-five year fixed-rate certificates    105,608         98,540       119,350
Eighteen-month prime rate certificates        4,237          6,773         7,708
--------------------------------------------------------------------------------
  Total                                    $200,632       $217,044      $199,595
--------------------------------------------------------------------------------

         The following table contains information pertaining to the average amount of and the average rate paid on each of the following deposit categories for the periods indicated.


-----------------------------------------------------------------------------------------------------------------
Year Ended December 31,                          2001                      2000                    1999
-----------------------------------------------------------------------------------------------------------------
                                                      Average                   Average                   Average
                                        Average        Rate       Average        Rate      Average         Rate
                                        Balance        Paid       Balance        Paid      Balance         Paid
-----------------------------------------------------------------------------------------------------------------
Non-interest bearing demand deposits   $ 18,755        0.00%     $ 14,409        0.00%     $ 10,232        0.00%
Interest bearing demand deposits         44,514        2.06%       42,034        3.16%       44,906        3.50%
Savings deposits                         11,643        1.67%       10,922        2.24%       10,968        2.31%
Time deposits                           139,438        5.61%      149,787        5.97%      126,015        5.19%
-----------------------------------------------------------------------------------------------------------------
Total deposits                         $214,350        4.17%     $217,152        4.84%     $192,121        4.35%
-----------------------------------------------------------------------------------------------------------------


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

         The following table sets forth the deposit flows of Guaranty during the periods indicated.


--------------------------------------------------------------------------------
Year Ended December 31,                 2001             2000            1999
--------------------------------------------------------------------------------
(Dollars in thousands)
Opening balance                       $217,044         $199,595        $172,805
Net deposits                           (25,345)           6,927          18,425
Interest credited                        8,933           10,522           8,365
--------------------------------------------------------------------------------
Ending balance                        $200,632         $217,044        $199,595
--------------------------------------------------------------------------------
Net increase (decrease)               $(16,412)        $ 17,449        $ 26,790
Percent increase (decrease)              (7.56%)           8.74%          15.50%
--------------------------------------------------------------------------------


         The following table indicates the amount of Guaranty's certificates of deposit by time remaining until maturity as of December 31, 2001.

                                                                        Maturity
----------------------------------------------------------------------------------------------------------
                                              3 Months     Over 3 to    Over 6 to      Over
                                              or less      6 months     12 months    12 months      Total
----------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Certificates of deposit less than $100,000    $29,155      $18,321       $37,245      $12,366     $ 97,087
Certificates of deposit of $100,000 or more     8,221        4,356         6,062        1,950       20,589
----------------------------------------------------------------------------------------------------------
Total of certificates of deposits             $37,376      $22,677       $43,307      $14,316     $117,676
----------------------------------------------------------------------------------------------------------

Borrowings

         As a member of the FHLB of Atlanta, Guaranty is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Atlanta may prescribe the acceptable uses to which these advances may be put, as well as the size of the advances and repayment provisions. The advances are collateralized by Guaranty's investment in FHLB stock and certain mortgage loans. See the Notes to Consolidated Financial Statements for information regarding the maturities and rate structure of Guaranty's FHLB advances. At December 31, 2001, Guaranty had $1.0 million outstanding to the FHLB compared to $14.0 million and $20.0 million outstanding at the end of the prior two years, respectively.

         Guaranty's borrowings also include securities sold under agreements to repurchase, with mortgage-backed securities or other securities pledged as collateral. The proceeds are used by Guaranty for general corporate purposes. At December 31, 2001 and 2000, Guaranty did not have any amount outstanding in securities sold under agreement to repurchase, as compared to $16.6 million at December 31, 1999.

         Guaranty uses borrowings to supplement deposits when they are available at a lower overall cost to Guaranty or they can be invested at a positive rate of return.

         The following table sets forth the maximum month-end balances, average balances and weighted average rates of FHLB advances and securities sold under agreements to repurchase for the periods indicated.

-------------------------------------------------------------------------------------------------------
Year Ended December 31,                 2001                     2000                     1999
-------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Maximum Balance:
   FHLB advances                      $18,000                  $31,000                  $30,000
   Securities sold under
     agreements to repurchase              --                   16,684                   16,650
-------------------------------------------------------------------------------------------------------
                                             Weighted                  Weighted                Weighted
                                Average      Average     Average       Average     Average     Average
                                Balance       Rate       Balance        Rate       Balance      Rate
-------------------------------------------------------------------------------------------------------
  FHLB advances                 $4,608        5.14%      $18,147        6.68%      $26,226      4.88%
  Securities sold under
    agreements to repurchase        --          --         4,265        6.39%        9,387      5.10%
-------------------------------------------------------------------------------------------------------


         The following table sets forth the balances of Guaranty's short-term borrowings at the dates indicated.

Year Ended December 31,                    2001           2000           1999
-------------------------------------------------------------------------------
(Dollars in thousands)
FHLB advances                             $1,000        $14,000        $20,000
Securities sold under agreements
  to repurchase                               --             --         16,650
-------------------------------------------------------------------------------
   Total short-term borrowings            $1,000        $14,000        $36,650
-------------------------------------------------------------------------------
Weighted average interest rate of
  short-term FHLB advances                  2.13%          6.35%          5.57%
Weighted average interest rate of
  securities sold under agreements to
  repurchase                                  --             --           6.14%
-------------------------------------------------------------------------------

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

         Guaranty's primary sources of funds are deposits, borrowings, loan sales and prepayments and maturities of outstanding loans and investments. While scheduled payments from the amortization of loans and securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Excess funds are invested in overnight deposits to fund cash requirements experienced in the normal course of business. Guaranty has been able to generate sufficient cash through its deposits as well as borrowings.

         Cash and cash equivalents were approximately $12.4 million at December 31, 2001. Financing activities reduced cash and cash equivalents by approximately $22.3 million in 2001 due to decreases in deposits and repayment of advances from the FHLB. Approximately $5.8 million was absorbed by operating activities, which was primarily a result of the origination of $70.7 million in residential mortgage loans held for sale that were offset by proceeds from the sale of residential mortgage loans totaling $63.5 million. In addition, investing activities provided approximately $24.9 million that was primarily a result of a net decrease in loans of $27.7 million that was slightly offset by the net purchase of $2.3 million in investments available for sale.

         At December 31, 2000, cash and cash equivalents were approximately $15.6 million. Financing activities reduced cash and cash equivalents by approximately $6.1 million during 2000. This amount represents the combination of the net decrease in advances from the FHLB of $6.0 million, a decrease of $16.7 million in securities sold under agreements to repurchase and the growth in deposits of $17.1 million. Approximately $353,000 in dividends to common shareholders were paid during 2000. Daily operating activities provided $3.4 million in cash and cash equivalents. Investing activities provided an additional $5.6 million in cash and cash equivalents which consisted mainly of the sale of $4.8 million in securities and a net decrease in the loan portfolio of $2.6 million. This additional cash flow was used to invest in office properties and equipment (primarily for the new Forest Lakes branch) of $1.3 million, and $453,000 in originated mortgage servicing rights.

         Guaranty uses its sources of funds primarily to meet operating needs, to pay deposit withdrawals and fund loan commitments. At December 31, 2001, total approved loan commitments were $7.3 million. In addition, at December 31, 2001, commitments under unused lines of credit were $38.4 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2001 totaled $101.9 million. Based on prior results, management believes that a significant portion of maturing deposits will remain with Guaranty.

         Management intends to fund anticipated loan closings and operating needs during 2002 through cash on hand, proceeds from the sale of loans and securities, cash generated from operations and anticipated increases in deposits. Current and anticipated marketing programs will be primarily targeted at the attraction of lower cost transaction accounts. Concurrent with the strategies employed to attract these accounts, management plans to gradually reduce the rate paid on time deposits in comparison to the competition. However, the pricing of time deposits will be balanced against upcoming maturities to ensure that liquidity is not adversely impacted by a large run-off of time deposits.

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

         Guaranty and the Bank are subject to regulatory capital requirements of the Federal Reserve. At December 31, 2001, Guaranty and the Bank exceeded all such regulatory capital requirements as shown in the following table.

                                                        December 31, 2001
                                              Guaranty Financial     Guaranty
                                                 Corporation           Bank
------------------------------------------------------------------------------
(Dollars in thousands)
Tier 1 Capital:
  Common stock                                    $  2,452           $  2,000
  Capital surplus                                    8,953              9,742
  Cumulative preferred securities /2/                5,592                 --
  Retained earnings                                  5,369             10,800
------------------------------------------------------------------------------
   Total Tier 1 Capital                             22,366             22,542
------------------------------------------------------------------------------

Tier 2 Capital:
  Allowance for loan losses /1/                      2,276              2,276
  Cumulative preferred securities                      420                 --
------------------------------------------------------------------------------
   Total Tier 2 Capital                              2,696              2,276
------------------------------------------------------------------------------
     Total Risk Based Capital                     $ 25,062           $ 24,818
------------------------------------------------------------------------------

Risk Weighted Assets                              $182,004           $181,950

Capital Ratios:
  Tier 1 Risk-based                                  12.29%             12.39%
  Total Risk-based                                   13.77%             13.64%
  Tier 1 Capital to average adjusted total assets     9.69%              9.77%
------------------------------------------------------------------------------

/1/ Limited to 1.25% of risk weighted assets.
/2/ Limited to 1/3 of core capital.


Impact of Inflation, Changing Prices and Seasonality

         The financial statements in this document have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

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

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133, as amended by SFAS 137 and 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain requirements are met, a derivative may be specifically designated as a hedge and an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. The adoption of SFAS 133 did not have an effect on Guaranty's financial statements.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which was effective July 1, 2001. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests methods. Guaranty believes the adoption of SFAS 141 will not have an effect on Guaranty's financial statements.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires a transitional goodwill impairment test six months from the date of adoption and further requires an evaluation of the carrying value of goodwill for impairment annually thereafter. Guaranty believes the adoption of SFAS 142 will not have an effect on Guaranty's financial statements.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations and Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement also broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Guaranty believes the adoption of SFAS 144 will not have a material effect on Guaranty's financial statements.

         On July 6, 2001, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 102 ("SAB 102"), "Selected Loan Loss Allowance Methodology and Documentation Issues". The bulletin expresses the SEC's views on the development, documentation and application of a systematic methodology for determining allowances for loan and lease losses in accordance with generally accepted accounting principles. This includes for each period reported the "books and records of the registrants engaged in lending activities include documentation of: (a) systematic methodology to be employed each period in determining the amount of loan losses to be reported, and (b) rationale supporting each period's determination that the amounts reported were adequate." Management believes that its documentation and methodologies are compliant with SAB 102.

Subsidiary Activities

         Guaranty has two subsidiaries, the Bank and Guaranty Capital Trust I (the "Trust"). The Trust was formed on April 29, 1998 and is the holder of the trust preferred securities, which were sold for $6,900,000. See Notes to the Consolidated Financial Statements for information regarding the terms of the securities. The Bank has two wholly owned subsidiaries, GMSC, Inc. ("GMSC") and Guaranty Investments Corporation ("GICO"). GMSC is a financing subsidiary through which Guaranty formed a Real Estate Mortgage Investment Conduit ("REMIC"). Guaranty sells non-deposit investment products through GICO. GICO had a net income of $53,000, $42,000 and $2,400 for the years ended December 31, 2001, 2000 and 1999, respectively.

         In 1987, Guaranty formed GMSC and entered into a REMIC in order to create liquidity. Guaranty utilized the REMIC to pool $19.9 million of fixed rate mortgages into mortgage backed securities, which were used as collateral for bonds sold to private investors. The bonds bore a coupon of 8% and were sold at a discount and costs of issuance of approximately $3.3 million. The bonds' discount and issuance costs are amortized against income as mortgages underlying the bonds repay. For the years ended December 31, 2001, 2000 and 1999, amortization expense was $36,000, $21,000 and $156,000, respectively. The amortization of the REMIC expenses is treated as interest expense.

Forward Looking Statements

         The Company cautions readers that certain statements in this annual report with respect to Guaranty's future operations and business prospects are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally identified by phrases such as "Guaranty expects," "Guaranty believes" or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risks inherent in making loans such as repayment risks and fluctuating collateral values, changing trends in customer profiles and changes in laws and regulations applicable to Guaranty. Although Guaranty believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of Guaranty will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Item 7.           Financial Statements.

         The following financial statements are filed as a part of this report following Item 13 below:

         Report of Independent Certified Public Accountants
         Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Operations for the years ended December 31,
            2001, 2000 and 1999
         Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2001, 2000 and 1999
         Consolidated Statements of Stockholders' Equity for the years ended
            December 31, 2001, 2000 and 1999
         Consolidated Statements of Cash Flows for the years ended December 31,
            2001, 2000 and 1999
         Summary of Accounting Policies
         Notes to Consolidated Financial Statements


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


                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.

         Information set forth under the headings "Election of Directors," "Executive Officers Who Are Not Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance" in Guaranty's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders (the "2002 Proxy Statement") is hereby incorporated by reference.

Item 10.          Executive Compensation

         Information set forth under the headings "Executive Compensation -- Summary of Cash and Certain Other Compensation," "-- Stock Option Grants," "-- Option Exercises and Holdings," "-- Directors' Fees," and "-- Employment Agreements" in the 2002 Proxy Statement is hereby incorporated by reference.


Item 11.          Security Ownership of Certain Beneficial Owners and Management

         Information set forth under the headings "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the 2002 Proxy Statement is incorporated by reference.

Item 12.          Certain Relationships and Related Transactions

         Information set forth under the heading "Transactions with Management" in the 2002 Proxy Statement is hereby incorporated by reference.


Item 13.          Exhibits and Reports on Form 8-K

         The following documents are attached hereto or incorporated herein by reference as Exhibits:

         (a)      Exhibits

                  3.1 Amended and Restated Articles of Incorporation of Guaranty (restated in electronic format), attached as
                           Exhibit 3.1 to Guaranty's Annual Report on Form 10-KSB for the year ended December 31, 1997, incorporated herein by reference.

                  3.2 Bylaws of Guaranty, attached as Exhibit 3.1 to Guaranty's Annual Report on Form 10-KSB for the year ended December 31, 1997, incorporated herein by reference.

                  10.1 Guaranty Financial Corporation 1991 Incentive Plan (as amended), attached as Exhibit A to Guaranty's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders, incorporated herein by reference.

                  10.2 Employment Agreement, dated as of May 10, 2001, by and between Guaranty and William E. Doyle, Jr., attached as Exhibit 10.1 to Guaranty's Quarterly Report on Form 10-QSB for the period ended June 30, 2001, incorporated herein by reference.

                  21       Subsidiaries of Guaranty.


         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                            Guaranty Financial Corporation
                                          and Subsidiaries
















                                               Consolidated Financial Statements
                                            As of December 31, 2001 and 2000 and
                            For the Years Ended December 31, 2001, 2000 and 1999

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                                                        Contents

================================================================================


     Independent Auditors' Report                                              3

     Consolidated Financial Statements

       Balance Sheets                                                          4

       Statements of Operations                                            5 - 6

       Statements of Comprehensive Income (Loss)                               7

       Statements of Stockholders' Equity                                      8

       Statements of Cash Flows                                           9 - 11

     Summary of Accounting Policies                                      12 - 18

     Notes to Consolidated Financial Statements                          19 - 39

                        [LETTERHEAD OF BDO SEIDMAN, LLP]


Independent Auditors' Report



To the Board of Directors and Stockholders
Guaranty Financial Corporation
Charlottesville, Virginia

We have audited the consolidated balance sheets of Guaranty Financial Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guaranty Financial Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.




                                                            /s/ BDO Seidman, LLP

Richmond, Virginia
January 18, 2002

===============================================================================

December 31,                                               2001            2000
-------------------------------------------------------------------------------

     Assets

Cash and cash equivalents (including interest
   bearing deposits of approximately
   $2,465,000 and $5,158,000)                      $ 12,437,293    $ 15,550,212
Investment securities (Note 1)
   Held-to-maturity                                     969,989       1,199,609
   Available for sale                                20,988,725      17,930,719
Investment in Federal Home Loan Bank
   stock, at cost                                     1,550,000       1,550,000
Loans receivable, net (Notes 2 and 10)              177,578,914     201,648,862
Accrued interest receivable                           1,245,266       2,078,691
Real estate owned                                       763,873       1,301,277
Office properties and equipment, net (Note 3)         8,109,789       9,706,786
Mortgage servicing rights (Note 2)                           --       1,020,982
Other assets (Note 9)                                 1,522,512       2,067,367
-------------------------------------------------------------------------------







                                                   $225,166,361    $254,054,505
===============================================================================

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                                     Consolidated Balance Sheets



================================================================================
December 31,                                               2001            2000
--------------------------------------------------------------------------------

     Liabilities and Stockholders' Equity

Liabilities
   Deposits (Note 4)                              $ 200,631,703   $ 217,043,695
   Advances from Federal Home Loan Bank
     (Note 8)                                         1,000,000      14,000,000
   Bonds payable (Notes 1 and 6)                        595,374         792,153
   Accrued interest payable                             137,491         393,787
   Prepayments by borrowers for taxes and
     insurance                                          164,662         263,973
   Other liabilities                                    545,113         510,227
-------------------------------------------------------------------------------

Total liabilities                                   203,074,343     233,003,835
-------------------------------------------------------------------------------

Commitments and Contingencies
   (Notes 11, 12, 14 and 16)
-------------------------------------------------------------------------------

Convertible preferred securities (Notes 12 and 13)    6,012,500       6,012,500
-------------------------------------------------------------------------------

Stockholders' Equity (Notes 13 and 14)
   Preferred stock, par value $1 per share,
     500,000 shares authorized, none issued                  --              --
   Common stock, par value $1.25 per share,
     4,000,000 shares authorized, 1,961,727
     shares issued and outstanding                    2,452,159       2,452,159
   Additional paid-in capital                         8,953,230       8,953,230
   Accumulated other comprehensive loss                (695,336)     (1,218,309)
   Retained earnings - substantially restricted       5,369,465       4,851,090
-------------------------------------------------------------------------------

Total stockholders' equity                           16,079,518      15,038,170
-------------------------------------------------------------------------------

                                                  $ 225,166,361   $ 254,054,505
===============================================================================
    See accompanying summary of accounting policies and notes to consolidated financial statements.


                                                             Guaranty Financial Corporation
                                                                           and Subsidiaries

                                                      Consolidated Statements of Operations



===========================================================================================
Year Ended December 31,                                 2001           2000            1999
-------------------------------------------------------------------------------------------
Interest income
   Loans                                        $ 15,451,066   $ 20,102,511    $ 15,764,851
   Investment securities                           2,190,541      2,254,749       2,607,285
-------------------------------------------------------------------------------------------

Total interest income                             17,641,607     22,357,260      18,372,136
-------------------------------------------------------------------------------------------

Interest expense
   Deposits                                        8,932,880     10,522,255       8,365,324
   Borrowings                                        822,993      2,054,883       2,273,678
-------------------------------------------------------------------------------------------

Total interest expense                             9,755,873     12,577,138      10,639,002
-------------------------------------------------------------------------------------------

Net interest income                                7,885,734      9,780,122       7,733,134

Provision for loan losses (Note 2)                   333,467      1,505,000         486,000
-------------------------------------------------------------------------------------------

Net interest income after provision
   for loan losses                                 7,552,267      8,275,122       7,247,134
-------------------------------------------------------------------------------------------

Other income
   Loan and deposit fees and servicing income        830,704        938,500         660,662
   Net gain (loss) on sale securities                  3,046        (76,206)     (1,498,469)
   Mortgage banking income                         1,093,393        212,910         628,093
   Gain on sale of branch                             79,289             --              --
   Other                                             383,882        364,776         334,717
-------------------------------------------------------------------------------------------

Total other income                                 2,390,314      1,439,980         125,003
-------------------------------------------------------------------------------------------

Other expense
   Personnel                                       4,810,577      4,226,707       3,752,505
   Occupancy (Note 11)                             1,411,567      1,352,567       1,128,766
   Data processing (Note 11)                       1,037,245        925,751         818,525
   Other                                           1,897,717      2,289,858       1,665,608
-------------------------------------------------------------------------------------------

Total other expenses                               9,157,106      8,794,883       7,365,404
-------------------------------------------------------------------------------------------

                                                                    continued...


                                                           Guaranty Financial Corporation
                                                                         and Subsidiaries

                                                    Consolidated Statements of Operations
                                                                              (continued)



=========================================================================================
Year Ended December 31,                                 2001           2000          1999
-----------------------------------------------------------------------------------------
Income before income taxes                      $    785,475   $    920,219    $    6,733

Provision for income taxes (Note 9)                  267,100        313,103         2,300
-----------------------------------------------------------------------------------------

Net income                                      $    518,375   $    607,116    $    4,433
=========================================================================================

Basic and Diluted Earnings Per Share            $        .26   $        .31    $       --
=========================================================================================

    See accompanying summary of accounting policies and notes to consolidated financial statements.


                                                          Guaranty Financial Corporation
                                                                        and Subsidiaries

                                  Consolidated Statements of Comprehensive Income (Loss)



========================================================================================
Year Ended December 31,                               2001           2000           1999
----------------------------------------------------------------------------------------
Net income                                     $   518,375    $   607,116    $     4,433
----------------------------------------------------------------------------------------

   Other comprehensive income (loss)
     Unrealized gains on securities
       Unrealized holding gains (losses)
         arising during period                     506,458        514,370     (2,385,032)
       Less: reclassification adjustment for
         gains (losses) included in net
         income                                   (285,925)       (76,206)       187,262
----------------------------------------------------------------------------------------

   Other comprehensive income (loss),
     before tax                                    792,383        590,576     (2,572,294)

     Income tax (expense) benefit related
       to items of other comprehensive
       income (loss)                              (269,410)      (200,796)       874,580
----------------------------------------------------------------------------------------

   Other comprehensive income (loss)
     net of tax                                    522,973        389,780     (1,697,714)
----------------------------------------------------------------------------------------

Comprehensive income (loss)                    $ 1,041,348    $   996,896    $(1,693,281)
========================================================================================

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


                                                                            Guaranty Financial Corporation
                                                                                          and Subsidiaries

                                                           Consolidated Statements of Stockholders' Equity



==========================================================================================================
                                                              Accumulated
                                                 Additional       Other                          Total
                                    Common        Paid-in     Comprehensive      Retained    Stockholders'
                                    Stock         Capital     Income (Loss)      Earnings        Equity
----------------------------------------------------------------------------------------------------------
Balance, December 31, 1998      $  1,877,159   $  5,724,524   $     89,625    $  4,862,963    $ 12,554,271
Cash dividend                             --             --             --        (388,014)       (388,014)
Other comprehensive loss                  --             --     (1,697,714)             --      (1,697,714)
Repurchase of trust preferred
   securities (Note 12)                   --        101,027             --              --         101,027
Issuance of common stock
   (Note 13)                         575,000      3,117,568             --              --       3,692,568
Net income                                --             --             --           4,433           4,433
----------------------------------------------------------------------------------------------------------

Balance, December 31, 1999         2,452,159      8,943,119     (1,608,089)      4,479,382      14,266,571
Cash dividend                             --             --             --        (235,408)       (235,408)
Other comprehensive
   income                                 --             --        389,780              --         389,780
Repurchase of trust preferred
   securities (Note 12)                   --         10,111             --              --          10,111
Net income                                --             --             --         607,116         607,116
----------------------------------------------------------------------------------------------------------

Balance, December 31, 2000         2,452,159      8,953,230     (1,218,309)      4,851,090      15,038,170
Other comprehensive
   income                                 --             --        522,973              --         522,973
Net income                                --             --             --         518,375         518,375
----------------------------------------------------------------------------------------------------------

Balance, December 31, 2001      $  2,452,159   $  8,953,230   $   (695,336)   $  5,369,465    $ 16,079,518
==========================================================================================================

    See accompanying summary of accounting policies and notes to consolidated financial statements.


                                                               Guaranty Financial Corporation
                                                                             and Subsidiaries

                                                        Consolidated Statements of Cash Flows



=============================================================================================
Year Ended December 31,                                  2001            2000            1999
---------------------------------------------------------------------------------------------
Operating activities
   Net income                                    $    518,375    $    607,116    $      4,433
   Adjustments to reconcile net income
     to net cash provided (absorbed) by
     operating activities
       Provision for loan losses                      333,467       1,505,000         486,000
       Depreciation and amortization                1,122,468         721,954         632,665
       Deferred loan fees                             (72,009)        (63,298)        (43,797)
       Net amortization of premiums and
         accretion of discounts                       160,696         (92,757)        111,133
       Gain on sale of loans                       (1,249,393)       (338,318)       (319,689)
       Origination of loans held for sale         (70,683,960)    (40,142,264)    (79,669,584)
       Proceeds from sale of loans                 63,478,428      39,803,946      79,989,273
       Loss (gain) on sale of held to maturity
         and securities available for sale             (3,046)         76,206       1,212,750
       Loss (gain) on disposal of office
         properties and equipment                      (3,036)         27,554           5,657
       Gain on sale of branch                         (79,289)             --              --
       Loss on sale of trading account
         securities                                        --              --         303,968
       Purchases of trading account securities                             --     (30,061,752)
       Sales of trading account securities                 --              --      30,757,784
       Changes in
         Accrued interest receivable                  833,425        (335,755)        (92,060)
         Other assets                                  87,544       1,865,189         (66,672)
         Accrued interest payable                    (256,296)        135,908         133,053
         Income taxes                                 156,510          36,108        (242,649)
         Prepayments by borrowers for
           taxes and insurance                        (99,311)       (229,752)        365,592
         Other liabilities                               (212)       (186,381)        628,542
---------------------------------------------------------------------------------------------

Net cash provided (absorbed) by operating
   activities                                      (5,755,639)      3,390,456       4,134,647
---------------------------------------------------------------------------------------------


                                                                    continued...


                                                                Guaranty Financial Corporation
                                                                              and Subsidiaries

                                                         Consolidated Statements of Cash Flows
                                                                                   (continued)



==============================================================================================
Year Ended December 31,                                   2001            2000            1999
----------------------------------------------------------------------------------------------
Investing activities
   Net decrease (increase) in loans               $ 27,695,518    $  2,559,072    $(43,826,795)
   Repayments on held to maturity
     securities                                        229,620         383,340       1,049,891
   Purchase of held to maturity securities            (250,000)       (250,000)             --
   Proceeds from retirement of held to maturity
     securities                                        250,000              --              --
   Purchase of securities available for sale       (26,000,000)             --     (53,120,948)
   Proceeds from sales of securities
     available for sale                             23,683,500       4,798,122      54,923,087
   Sale of FHLB stock                                       --         500,000       1,100,000
   Purchase of FHLB stock                                   --        (550,000)     (1,300,000)
   Purchase of other stock                                  --        (102,500)             --
   Proceeds from sales of real estate owned            830,293              --              --
   Net decrease in cash from sale of branch:
     Proceeds from sale of loans                     4,358,781              --              --
      Sale of deposits                              (7,143,692)             --              --
     Proceeds from sale of office properties,
       equipment, and land                           1,057,608              --              --
   Origination of mortgage servicing rights           (331,307)       (453,285)       (806,650)
   Proceeds from sales of mortgage
       servicing rights, net                           825,938              --              --
   Purchase of office properties and
     equipment                                        (374,986)     (1,295,199)     (2,919,824)
   Proceeds from sales of office properties
     and equipment                                     109,883              --              --
----------------------------------------------------------------------------------------------

Net cash provided (absorbed) by investing
   activities                                       24,941,156       5,589,550     (44,901,239)
----------------------------------------------------------------------------------------------

Financing activities
   Net increase (decrease) in deposits              (9,101,991)     17,132,526      26,789,387
   Repayment of Federal Home Loan
     Bank advances                                 (62,000,000)    (62,000,000)    (30,000,000)
   Proceeds from Federal Home Loan
     Bank advances                                  49,000,000      56,000,000      29,000,000
   Payments on bonds payable, including
     unapplied payments                               (196,445)       (130,977)     (1,036,063)
   Increase (decrease) in securities sold
     under agreements to repurchase                         --     (16,650,250)     15,641,500


                                                                Guaranty Financial Corporation
                                                                              and Subsidiaries

                                                         Consolidated Statements of Cash Flows
                                                                                   (continued)



==============================================================================================
Year Ended December 31,                                   2001            2000            1999
----------------------------------------------------------------------------------------------
   Repurchase of convertible preferred
     securities                                   $         --    $    (62,500)   $   (825,000)
   Proceeds from issuance of common
     stock, net                                             --              --       3,692,568
   Dividends paid                                           --        (353,111)       (388,014)
----------------------------------------------------------------------------------------------

Net cash provided (absorbed) by financing
   activities                                      (22,298,436)     (6,064,312)     42,874,378
----------------------------------------------------------------------------------------------

Increase (decrease)in cash and cash equivalents     (3,112,919)      2,915,694       2,107,786

Cash and cash equivalents, beginning
   of year                                          15,550,212      12,634,518      10,526,732
----------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year            $ 12,437,293    $ 15,550,212    $ 12,634,518
==============================================================================================

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

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                                  Summary of Accounting Policies


================================================================================


Nature of Business and Regulatory Environment

Guaranty Financial Corporation ("Guaranty") is a bank holding corporation whose principal assets are its wholly-owned subsidiaries, Guaranty Bank (the "Bank") and Guaranty Capital Trust I (the "Trust"). The Bank provides a full range of banking services to individual and corporate customers.

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

Reclassifications

Certain reclassifications have been made in the prior year consolidated financial statements and notes to conform to the December 31, 2001 presentation.

Investment Securities

Investments in securities are classified as either held-to-maturity, available for sale, or trading, according to management's intent and ability.

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

Guaranty had approximately $14,279,350, $2,193,000 and $630,000 of loans held for sale at December 31, 2001, 2000 and 1999, respectively. The estimated market value of these loans exceeded their carrying cost.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

Loans receivable consists primarily of long-term real estate loans secured by first deeds of trust on single family residences, other residential property, commercial property, construction and land located primarily in the state of Virginia. Interest income on mortgage loans is recorded when earned and is recognized based on the level yield method. Guaranty provides an allowance for accrued interest deemed to be uncollectible, which is netted against accrued interest receivable in the consolidated balance sheets.

Guaranty defers loan origination and commitment fees, net of certain direct loan origination costs, and the net deferred fees are amortized into interest income over the lives of the related loans as yield adjustments. Any unamortized net fees on loans fully repaid or sold are recognized as income in the year of repayment or sale.

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                                  Summary of Accounting Policies
                                                                     (continued)


================================================================================


Sale of Loans and Participation in Loans

Guaranty is able to generate funds by selling loans to the Federal Home Loan Mortgage Corporation ("FHLMC") and other investors. In mid - 2001, Guaranty changed its mortgage banking business model to sell all residential mortgage loans originated on a servicing released basis. As part of this revised business model, Guaranty sold its residential mortgage loan servicing for others portfolio for $918,000 in 2001. Under prior servicing agreements, Guaranty continued to service the loans and the participant is paid its share of principal and interest collections.

Historically, Guaranty allocated the cost of acquiring or originating mortgage loans between the mortgage servicing rights and the loans, based on their relative fair values, if the bank sold or securitized the loans and retained the mortgage servicing rights. Guaranty assessed its capitalized mortgage servicing rights for impairment based on the fair value of those rights.

The cost of mortgage servicing rights was amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights was assessed based on the fair value of those rights. Fair values were estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights were stratified based on the predominant risk characteristics of the underlying loans. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value. At December 31, 2000 an impairment of approximately $55,000 was recognized on those rights.

Allowance for Possible Loan Losses

The allowance for loan losses is maintained at a level considered by management to be adequate to absorb future loan losses currently inherent in the loan portfolio. Management's assessment of the adequacy of the allowance is based upon type and volume of the loan portfolio, past loan loss experience, existing and anticipated economic conditions, and other factors which deserve current recognition in estimating future loan losses. Additions to the allowance are charged to operations. Loans are charged-off partially or wholly at the time management determines collectibility is not probable. Management's assessment of the adequacy of the allowance is subject to evaluation and adjustment by Guaranty's regulators.

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

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                                  Summary of Accounting Policies
                                                                     (continued)


================================================================================


Allowance for Possible Loan Losses (continued)

A loan is considered to be impaired when it is probable that Guaranty will be unable to collect all principal and interest amounts according to the contractual terms of the loan agreement. A performing loan may be considered impaired. The allowance for loan losses related to loans identified as impaired is primarily based on the excess of the loan's current outstanding principal balance over the estimated fair market value of the related collateral. For a loan that is not collateral-dependent, the allowance is recorded at the amount by which the outstanding principal balance exceeds the current best estimate of the future cash flows on the loan discounted at the loan's original effective interest rate.

For impaired loans that are on nonaccrual status, cash payments received are generally applied to reduce the outstanding principal balance. However, all or a portion of a cash payment received on a nonaccrual loan may be recognized as interest income to the extent allowed by the loan contract, assuming management expects to fully collect the remaining principal balance on the loan.

At December 31, 2001 and 2000 Guaranty had no loans that were considered impaired.

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

Securities Sold Under Agreements to Repurchase

Guaranty enters into sales of securities under agreements to repurchase (reverse repurchase agreements). Fixed-coupon reverse repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the consolidated balance sheets. The dollar amount of securities underlying the agreements remain in the asset accounts.

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

Section 1616 of the Small Business Job Protection Act of 1996 (the "Act") repealed the percentage of taxable income method of computing bad debt reserve, and requires the recapture into taxable income of "excess reserves", on a ratable basis over the next six years. Excess reserves are defined, in general, as the excess of the balance of the tax bad debt reserve (using the percentage of taxable income method) as of the close of the last tax year beginning before January 1, 1996 over the balance of the reserve as of the close of the last tax year beginning before January 1, 1988. The recapture of the reserves is deferred if Guaranty meets the "residential loan requirement" exception, during either or both of the first two years beginning after December 31, 1995. The residential loan requirement is met, in general, if the principal amount of residential loans made by Guaranty during the year is not less than Guaranty's "base amount". The base amount is defined as the average of the principal amounts of residential loans made during the six most recent tax years beginning before January 1, 1996.

As a result of the Act, Guaranty must recapture into taxable income approximately $354,000 ratably over six years, which began December 31, 1998, since Guaranty met the residential loan requirement exemption for the period ended December 31, 1997.

Basic and Diluted Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The basic and diluted weighted average number of shares of common stock outstanding were 1,961,727, 1,961,727 and 1,558,439 for the years ended December 31, 2001, 2000 and 1999, respectively.

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                                  Summary of Accounting Policies
                                                                     (continued)


================================================================================


Statements of Cash Flows

Cash and cash equivalents include Federal funds sold with original maturities of three months or less. Interest paid was approximately $10,012,169, $12,713,000 and $10,772,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Cash paid for income taxes was approximately $380,000, $697,000 and $360,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Real estate acquired in the settlement of loans was approximately $305,000, $941,000 and $1,141,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 as amended by SFAS 137 and 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain requirements are met, a derivative may be specifically designated as a hedge and an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. The adoption of SFAS 133 did not have an effect on the Guaranty's financial statements.

In March 2000, the FASB issued interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. Guaranty believes that adoption of FIN 44 did not have a material effect on Guaranty's financial statements but may impact the accounting for grants or awards in future periods.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which is effective July 1, 2001. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests methods. The Company believes the adoption of SFAS 141 will not have an effect on the Guaranty's financial statements.

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                                  Summary of Accounting Policies
                                                                     (continued)


================================================================================


Accounting Pronouncements (continued)

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires a transitional goodwill impairment test six months from the date of adoption and further requires an evaluation of the carrying value of goodwill for impairment annually thereafter. Guaranty believes the adoption of SFAS 142 will not have an effect on Guaranty's financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement also broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Guaranty believes the adoption of SFAS 144 will not have a material effect on Guaranty's financial statements.

On July 6, 2001, the SEC issued Staff Accounting Bulletin No. 102 ("SAB 102"), "Selected Loan Loss Allowance Methodology and Documentation Issues". The bulletin expresses the SEC's views on the development, documentation and application of a systematic methodology for determining allowances for loan and lease losses in accordance with generally accepted accounting principles. This includes for each period reported the "books and records of the registrants engaged in lending activities include documentation of: (a) systematic methodology to be employed each period in determining the amount of loan losses to be reported, and (b) rationale supporting each period's determination that the amounts reported were adequate." Management believes that its documentation and methodologies are compliant with SAB 102.

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

                                      Notes to Consolidated Financial Statements


================================================================================


1.       Investment Securities

A summary of the carrying value and estimated market value of investment securities is as follows:

December 31, 2001
---------------------------------------------------------------------------------------

                                                  Gross         Gross        Estimated
                                   Amortized    Unrealized    Unrealized       Market
                                     Cost         Gains         Losses         Value
---------------------------------------------------------------------------------------
Held to Maturity

   Mortgage-backed securities    $   719,989   $    48,288   $        --    $   768,277
   U.S Treasury Bonds                250,000            --            --        250,000
---------------------------------------------------------------------------------------

Total Held to Maturity               969,989        48,288            --      1,018,277
---------------------------------------------------------------------------------------

Available for Sale
   U.S Government Agency Bonds     8,000,000            --       (30,125)     7,969,875
   Corporate bonds                13,620,016            --    (1,023,416)    12,596,600
   Other                             422,250            --            --        422,250
---------------------------------------------------------------------------------------

Total Available for Sale          22,042,266            --    (1,053,541)    20,988,725
---------------------------------------------------------------------------------------

Total Investment Securities      $23,012,255   $    48,288   $(1,053,541)   $22,007,002
=======================================================================================

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================


1.       Investment Securities (continued)

December 31, 2000
---------------------------------------------------------------------------------------

                                                  Gross         Gross        Estimated
                                   Amortized    Unrealized    Unrealized       Market
                                     Cost         Gains         Losses         Value
---------------------------------------------------------------------------------------
Held to Maturity

   Mortgage-backed securities    $   949,609   $    20,335   $        --    $   969,944
   U.S Treasury Bonds                250,000            --            --        250,000
---------------------------------------------------------------------------------------

Total Held to Maturity             1,199,609        20,335            --      1,219,944
---------------------------------------------------------------------------------------

Available for Sale
   Corporate bonds                19,354,392            --    (1,845,923)    17,508,469
   Other                             422,250            --            --        422,250
---------------------------------------------------------------------------------------

Total Available for Sale          19,776,642            --    (1,845,923)    17,930,719
---------------------------------------------------------------------------------------

Total Investment Securities      $20,976,251   $    20,335   $(1,845,923)   $19,150,663
=======================================================================================

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================


1.       Investment Securities (continued)

The amortized cost and estimated market value of available for sale and held to maturity securities at December 31, 2001 by maturity is as follows:

                                                                      Estimated
                                                      Amortized         Market
                                                        Cost            Value
--------------------------------------------------------------------------------

Held to Maturity

   Mortgage-backed securities                       $   719,989      $   768,277
   U.S Treasury Bonds                                   250,000          250,000
--------------------------------------------------------------------------------

Total Held to Maturity                                  969,989        1,018,277
--------------------------------------------------------------------------------

Available for Sale
   Corporate bonds and other due after five years    13,620,016       12,596,600
   Other                                                422,250          422,250
   U.S Government Agency Bonds                        8,000,000        7,969,875
--------------------------------------------------------------------------------

Total Available for Sale                             22,042,266       20,988,725
--------------------------------------------------------------------------------

Total Investment Securities                         $23,012,255      $22,007,002
================================================================================


Gross gains and losses from the sale of securities during the years ended December 31, 2001, 2000 and 1999 were as follows:

                                   2001                    2000                     1999
                             Gains      Losses      Gains       Losses        Gains       Losses
--------------------------------------------------------------------------------------------------
Held to Maturity         $       --   $      --   $      --   $       --   $       --   $       --
Available for Sale            3,046          --          --       76,206      111,244    1,387,569
Trading                          --          --          --           --      238,544      460,688
--------------------------------------------------------------------------------------------------

Total                    $    3,046   $      --   $      --   $   76,206   $  349,788   $1,848,257
==================================================================================================

Mortgage backed securities of approximately $720,000 and $950,000 at December 31, 2001 and 2000, respectively, were pledged for bonds payable (Note 6).

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================


2.       Loans Receivable

Loans receivable are summarized as follows

December 31,                                             2001               2000
--------------------------------------------------------------------------------

Mortgage loans
   Residential                                  $  39,854,284     $  54,910,973
   Commercial                                      16,276,612         3,434,287
   Construction and land loans                     36,307,260        59,363,432
--------------------------------------------------------------------------------

Total real estate                                  92,438,156       117,708,692

Commercial business loans                          66,603,247        59,119,906
Consumer loans                                     20,982,986        27,189,655
--------------------------------------------------------------------------------

Total loans receivable                            180,024,389       204,018,253
--------------------------------------------------------------------------------

Less
   Deferred loan costs, net                           (66,525)          (27,121)
   Allowance for loan losses                        2,512,000         2,396,512
--------------------------------------------------------------------------------

                                                    2,445,475         2,369,391
--------------------------------------------------------------------------------

                                                $ 177,578,914     $ 201,648,862
================================================================================

The allowance for loan losses is summarized as follows:

                                                                        Amount
--------------------------------------------------------------------------------

Balance at December 31, 1998                                         $1,002,314
Provision charged to expense                                            486,000
Net charge-offs                                                        (285,076)
--------------------------------------------------------------------------------

Balance at December 31, 1999                                          1,203,238
Provision charged to expense                                          1,505,000
Net charge-offs                                                        (311,726)
--------------------------------------------------------------------------------

Balance at December 31, 2000                                          2,396,512
Provision charged to expense                                            333,467
Net charge-offs                                                        (217,979)
--------------------------------------------------------------------------------

Balance at December 31, 2001                                         $2,512,000
================================================================================

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================


2.       Loans Receivable (continued)

Guaranty serviced loans for others aggregating approximately $13,192,000 and $91,963,000 at December 31, 2001 and 2000, respectively. The servicing rights to approximately $189,000,000 in loans were sold and transferred during 2001. Mortgage servicing rights, net of valuation reserve, were approximately $0 and $1,021,000 at December 31, 2001 and 2000, respectively. Mortgage servicing rights of approximately $331,307 and $599,000 were capitalized during the years ended December 31, 2001 and 2000, respectively.

Gross gains and gross losses on the sale of loans and servicing totaling approximately $1,249,000 and $0, $643,000 and $305,000, $911,000 and $592,000
were realized during the years ended December 31, 2001, 2000 and 1999, respectively.

3.       Office Properties and Equipment

Office properties and equipment are summarized as follows:

December 31,                                                 2001           2000
--------------------------------------------------------------------------------

Land                                                  $ 3,123,848    $ 3,494,851
Building and leasehold improvements                     4,419,899      4,459,307
Furniture and fixtures                                  1,293,824      1,253,539
Equipment                                               2,309,371      2,858,790
Automobiles                                                32,949        163,165
--------------------------------------------------------------------------------

                                                       11,179,891     12,229,652
Less accumulated depreciation and amortization          3,070,102      2,522,866
--------------------------------------------------------------------------------

Net office properties and equipment                   $ 8,109,789    $ 9,706,786
================================================================================

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================


4.       Deposits

Deposits are summarized as follows:

December 31,                                            2001                2000
--------------------------------------------------------------------------------

Statement savings accounts                      $ 12,991,825        $ 10,319,368
Demand deposit accounts                           47,569,392          40,879,316
Money market accounts                             22,394,469          18,893,556
--------------------------------------------------------------------------------

                                                  82,955,686          70,092,240
--------------------------------------------------------------------------------

Time deposits                                    117,676,017         146,951,455
--------------------------------------------------------------------------------

                                                $200,631,703        $217,043,695
================================================================================

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $20,589,000 and $26,746,000 at December 31, 2001 and
2000, respectively.

At December 31, 2001, scheduled maturities of time deposits are as follows:

            Year Ending December 31,
           ------------------------------------------------------------

                        2002                               $103,360,000
                        2003                                 10,161,000
                        2004                                  1,791,000
                        2005                                  1,398,000
                 2006 and thereafter                            966,000
           ------------------------------------------------------------

                                                           $117,676,000
           ============================================================

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================


5.       Fair Value of Financial Instruments

The estimated fair values of Guaranty's financial instruments are as follows:

December 31,                                              2001                          2000
------------------------------------------------------------------------------------------------------
                                                Carrying        Fair          Carrying        Fair
                                                 Amount         Value          Amount         Value
------------------------------------------------------------------------------------------------------
Financial assets
   Cash and short-term investments           $ 12,437,293   $ 12,437,000   $ 15,550,212   $ 15,550,000
   Securities                                  21,958,714     22,008,000     19,130,328     19,151,000
   Loans, net of allowance for loan losses    177,578,914    174,715,000    201,648,862    203,822,000

Financial liabilities
   Deposits                                   200,631,703    201,277,000    217,043,695    216,733,000
   Advances from Federal Home Loan Bank         1,000,000      1,000,000     14,000,000     14,000,000
   Bonds payable                                  595,374            N/A        792,153            N/A

                                                Notional        Fair          Notional        Fair
                                                 Amount         Value          Amount         Value
------------------------------------------------------------------------------------------------------

Unrecognized financial instruments
   Commitments to extend credit              $ 52,009,000   $ 52,009,000   $ 49,674,000   $ 49,674,000

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

The fair values of all other advances are estimated using discounted cash flow analysis based on Guaranty's current incremental borrowing rate for similar types of advances.

Securities sold under agreement to repurchase
---------------------------------------------

Fixed-coupon reverse repurchase agreements are treated as short-term financings. The carrying value is considered a reasonable estimate of fair value.

Bonds payable
-------------

Due to the nature and terms (Note 6) of the bonds payable held by GMSC, Inc. at December 31, 2001 and 2000, it was not deemed practicable to estimate the fair value.

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

December 31,                                                 2001         2000
--------------------------------------------------------------------------------

Serial Bonds

   Class A-3, maturing January 20, 2019, at 8.0%        $ 739,648     $ 971,042
   Unapplied payments                                     (35,098)      (34,949)
--------------------------------------------------------------------------------

                                                          704,550       936,093
   Less unamortized discount                             (109,176)     (143,940)
--------------------------------------------------------------------------------

                                                        $ 595,374     $ 792,153
================================================================================

The Bonds are repaid in conjunction with the net cash flow from the mortgage-backed securities together with the reinvestment income thereon. As a result, the actual life of the Bonds is less than their stated maturities. Interest is paid as incurred on the Class A-3 Bonds. The indenture also provides for the establishment of two trust accounts to insure the timely payment of interest, debt maturities, trustee and accounting fees and other expenses. The account established for payment of trustee and accounting fees is included in cash on the balance sheet. The account established for payment of interest and debt maturities is netted with cash and bonds payable on the balance sheet.

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================


7.       Securities Sold Under Agreements to Repurchase

The following is a summary of certain information regarding Guaranty's repurchase agreements:

Year Ended December 31,                                     2001           2000
--------------------------------------------------------------------------------

Maximum amount outstanding at any month end during
   the year                                            $      --    $16,684,364
Average amount outstanding during the year             $      --    $ 4,265,035
Weighted average interest rate during the year                --           6.39%

8.       Advances From Federal Home Loan Bank

Information related to borrowing activity from the Federal Home Loan Bank is as follows:

Year Ended December 31,                                     2001           2000
--------------------------------------------------------------------------------

Maximum amount outstanding during the year           $18,000,000    $31,000,000
Average amount outstanding during the year           $ 4,608,219    $18,147,059
Average interest rate during the year                       5.14%          6.68%

9.       Income Taxes

The provision for income taxes as presented in the consolidated statements of operations are as follows:

Year ended December 31,                       2001           2000           1999
--------------------------------------------------------------------------------

Current income tax provision             $ 285,743      $ 744,103      $   2,300
Deferred income tax benefit                (18,643)      (431,000)            --
--------------------------------------------------------------------------------

                                         $ 267,100      $ 313,103      $   2,300
================================================================================

Reconciliations of the provision for income taxes computed at the federal statutory income tax rate to the effective rate follows:

Year ended December 31,                       2001           2000           1999
--------------------------------------------------------------------------------

Tax expense at statutory rate            $ 267,062      $ 312,874      $   2,300
Adjustments
   Other                                        38            229             --
--------------------------------------------------------------------------------

                                         $ 267,100      $ 313,103      $   2,300
================================================================================

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================


9.       Income Taxes (continued)

The components of the net deferred income taxes, which is included in other assets in the balance sheet, are as follows:

December 31,                                               2001             2000
--------------------------------------------------------------------------------

Deferred tax asset
   Bad debt reserves                                 $  814,000       $  755,000
   REO reserves                                          68,000          117,000
   Deferred loan fees                                     8,000           14,000
   Servicing rights                                          --           19,000
   Available for sale securities                        358,000          628,000
   Other                                                     --           37,000
--------------------------------------------------------------------------------

Total deferred tax asset                              1,248,000        1,570,000
--------------------------------------------------------------------------------

Deferred tax liability
   GMSC REMIC                                            81,000           91,000
   Fixed assets                                         305,000          309,000
   Other                                                118,000               --
--------------------------------------------------------------------------------

Total deferred tax liability                            504,000          400,000
--------------------------------------------------------------------------------

Net deferred tax asset                               $  744,000       $1,170,000
================================================================================

10.      Related Party Transactions

In the normal course of business, Guaranty makes loans to directors, officers and other related parties. These loans are made on substantially the same terms as those prevailing at the time for comparable transactions with the other borrowers.

The following is a summary of loan transactions with directors, officers and other related parties:

December 31,                                         2001               2000
--------------------------------------------------------------------------------

Balance at the beginning of year                 $ 1,165,000        $ 1,469,000
Additional loans                                   1,978,000            598,000
Loan reductions                                   (1,099,000)          (902,000)
--------------------------------------------------------------------------------

Balance at end of year                           $ 2,044,000        $ 1,165,000
================================================================================

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================


11.      Commitments and Contingencies

Guaranty leases office space under operating leases expiring at various dates through 2005 and has a contract for data processing services whose initial term expires in February 2004 and requires minimum payments of $25,800 per month. Future minimum rental and data processing payments required that have initial or remaining noncancelable terms in excess of one year as of December 31, 2001, are as follows:

                                                                Amount
                                                      --------------------------
                                                                         Data
Year Ending December 31,                                Leases        Processing
--------------------------------------------------------------------------------

2002                                                  $  88,400        $ 309,600
2003                                                     69,600          309,600
2004                                                     43,000           51,600
2005                                                      5,000               --
--------------------------------------------------------------------------------

                                                      $ 206,000        $ 670,800
================================================================================

Total rental expense amounted to approximately $179,000, $108,000 and $91,600 for the years ended December 31, 2001, 2000 and 1999, respectively. Total data processing expense amounted to approximately $1,037,000, $926,000 and $762,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Guaranty is defendant in various lawsuits incidental to its business. Management is of the opinion that its financial position will not be materially affected by the ultimate resolution of any pending or threatened litigation.

12.      Convertible Preferred Stock

On April 29, 1998, Guaranty formed Guaranty Capital Trust I (the "Trust"), a wholly owned subsidiary. The Trust issued 276,000 shares of 7.0% cumulative preferred securities maturing May 5, 2028 with an option to call on or after April 29, 2003 (call price of $18.50 per share) for $6,900,000. Conversion of the preferred securities into Guaranty's stock may occur at any time prior to maturity. The Trust also issued 8,537 shares of convertible common stock for $213,425. Guaranty purchased all shares of the common stock. The proceeds from the sale of the preferred securities were utilized to purchase from Guaranty junior subordinated debt securities (guaranteed by the Bank), of $7,113,425 bearing interest at 7.0% and maturing May 5, 2028. All intercompany interest and equity was eliminated in consolidation.

In December 1999 Guaranty repurchased 33,000 shares of the cumulative preferred securities at an average price of $17.97 per share which resulted in a net gain, recognized in the statement of stockholders' equity, on the repurchase of $101,000.

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================


12.      Convertible Preferred Stock (continued)

In January 2000, Guaranty repurchased 2,500 shares of the cumulative preferred securities at a price of $17.50 per share which resulted in a net gain, recognized in the statement of stockholders' equity, on the repurchase of $10,111.

13.      Stockholders' Equity

On November 4, 1999, Guaranty completed a secondary offering of its common stock through the sale of 460,000 shares at a price of $9.00 per share. Proceeds to Guaranty from the offering (net of offering expenses of approximately $447,000) were approximately $3,693,000.

The following table represents the Bank's regulatory capital levels.

                                 Amount         Percent          Actual         Actual         Excess
 December 31, 2001              Required        Required         Amount         Percent        Amount
-------------------------------------------------------------------------------------------------------
Tier 1 risk based            $  7,279,000         4.00%       $22,542,000        12.39%     $15,263,000
Total risk based capital       14,560,000         8.00%        24,818,000        13.64%      10,258,000

                                 Amount         Percent          Actual         Actual         Excess
 December 31, 2000              Required        Required         Amount         Percent        Amount
-------------------------------------------------------------------------------------------------------

Tier 1 risk based            $  8,723,000         4.00%       $21,857,000        10.02%     $13,134,000
Total risk based capital       17,445,000         8.00%        24,254,000        11.12%       6,809,000

Guaranty may not declare or pay a cash dividend, or repurchase any of its capital stock if the effect thereof would cause the net worth of Guaranty to be reduced below the net worth requirement imposed by federal regulations.

Proceeds from the Trust Preferred Securities were contributed to capital of the Bank and are included, to the extent allowed, in the calculation of regulatory capital.

On October 26, 2000, Guaranty and the Bank entered into a written agreement with the Federal Reserve Bank of Richmond and the Bureau of Financial Institutions of the Commonwealth of Virginia with respect to various operating policies and procedures. Various bank operating policies including asset/liability management, liquidity, risk management, loan administration and capital adequacy have been revised and reviewed and approved by the bank regulators.

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================


13.      Stockholders' Equity (continued)

The agreement also restricts Guaranty from paying future dividends or incurring any debt at the holding company level without prior regulatory approval. In addition, the Bank, is also prohibited from paying intercompany dividends to Guaranty without prior regulatory approval. Except for the requirement of the pre-approval of dividend payments by both Guaranty and the Bank, Guaranty does not expect the agreement will restrict or change its operating plans.

14.      Stock Option Plan

Guaranty has a noncompensatory stock option plan (the "Plan") designed to provide long-term incentives to key employees. All options are exercisable upon date of vesting.

The following table summarizes options outstanding:

                                        2001                   2000                     1999
-------------------------------------------------------------------------------------------------------

                                            Weighted -              Weighted -               Weighted -
                                            average                 average                  average
                                            exercise                exercise                 exercise
                                 Shares      price       Shares      price        Shares      price
-------------------------------------------------------------------------------------------------------
Options outstanding at
   beginning of year            101,900     $14.16      130,000     $13.69        88,000     $15.48
Granted                          16,512       8.16           --         --        44,500      12.00
Forfeited                       (60,500)     12.10      (28,100)     12.00        (2,500)     12.00
Exercised                            --         --           --         --            --         --
-------------------------------------------------------------------------------------------------------

Options outstanding
   at end of year                57,912      12.07      101,900     $14.16       130,000     $13.69
=======================================================================================================

Options exercisable
   at end of year                48,900                  73,200                   49,700
=======================================================================================================

The weighted average fair value of options granted during the year ended December 31, 2001 and 1999 was $4.28 and $3.17, respectively.

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================


14.      Stock Option Plan (continued)

Guaranty applies Accounting Principals Board Opinion No. 25 in accounting for stock options granted to employees. Had compensation expense been determined based upon the fair value of the awards at the grant date and consistent with the method under Statement of Financial Accounting Standards 123, Guaranty's net earnings and net earnings per share would have been decreased to the pro forma amounts indicated in the following table:

Year Ended December 31,                                  2001          2000          1999
------------------------------------------------------------------------------------------
Net income (loss)
   As reported                                       $518,375      $607,116      $  4,433
   Pro forma                                          498,434       607,116       (88,670)

Net income (loss) per share (basic and diluted)
   As reported                                       $   0.26      $   0.31      $    .00
   Pro forma                                             0.25          0.31          (.06)

The fair value of each option granted is estimated on the date of grant using the Black-Sholes option pricing model with the following assumptions used for grants for the year ended December 31, 2001: a risk free interest rate of 4.71%, dividend yield of 0%, expected weighted average term of 9.5 years, and a volatility of 33.20%.

15.      Employee Benefit Plans

Effective February 16, 1989, Guaranty adopted a 401(k) profit-sharing plan in which all employees are eligible to participate after one year of service and are at least twenty-one years of age. Participants may elect to contribute a percentage of their compensation to the plan. Guaranty may make contributions to the plan at its discretion. Guaranty's contributions are allocated to employee accounts using a systematic formula based on participant compensation. Guaranty contributed approximately $60,000, $65,000 and $56,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

16.      Financial Instruments With Off-Balance-Sheet Risk

Guaranty is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, options written and purchased, forward commitments to purchase mortgage-backed securities and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of these instruments reflect the extent of involvement Guaranty has in particular classes of financial instruments.

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================


16.      Financial Instruments With Off-Balance-Sheet Risk (continued)

Guaranty's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual notional amount of those instruments. Guaranty uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. For options purchased, the contract or notional amounts do not represent exposure to credit loss.

Unless noted otherwise, Guaranty does not require collateral or other security to support financial instruments with credit risk.

December 31,                                                                   2001           2000
--------------------------------------------------------------------------------------------------
Financial instruments whose contract amounts represent credit risk
   Commitments to extend credit                                         $52,009,000    $49,674,000
   Standby letters of credit written                                      3,282,000      3,776,000


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Guaranty evaluates each customer's creditworthiness on a case-by-case basis.

Standby letters of credit written are conditional commitments issued by Guaranty to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Substantially all of Guaranty's loan activity was with customers located in Charlottesville and Richmond, Virginia and surrounding counties.

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

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================


17.      Selected Quarterly Financial Data (Unaudited)

Condensed quarterly consolidated financial data is shown as follows: (Dollars in thousands except per share data)

                                        First       Second        Third       Fourth
Year ended December 31, 2001           Quarter      Quarter      Quarter      Quarter
--------------------------------------------------------------------------------------
Total interest income                 $   5,105    $   4,569    $   4,204    $   3,763
Total interest expense                    2,929        2,753        2,328        1,746
--------------------------------------------------------------------------------------

Net interest income                       2,176        1,816        1,876        2,017
Provision for loan losses                   150           75           75           33
--------------------------------------------------------------------------------------

Net interest income after provision
   for loan losses                        2,026        1,741        1,801        1,984

Other income                                538          560          583          709
Other expenses                            2,310        2,290        2,325        2,231
--------------------------------------------------------------------------------------

Income before income tax
   expense                                  254           11           59          462

Income tax expense                           86            4           20          157
--------------------------------------------------------------------------------------

Net income                            $     168    $       7    $      39    $     305
======================================================================================

Basic and diluted earnings
   per share                          $     .08    $     .00    $     .02    $     .16
======================================================================================

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================


17.      Selected Quarterly Financial Data (Unaudited) (continued)


                                        First       Second        Third       Fourth
Year ended December 31, 2000           Quarter      Quarter      Quarter      Quarter
--------------------------------------------------------------------------------------
Total interest income                 $   5,327    $   5,850    $   5,702    $   5,478
Total interest expense                    3,019        3,317        3,164        3,077
--------------------------------------------------------------------------------------

Net interest income                       2,308        2,533        2,538        2,401
Provision for loan losses                   130        1,075          150          150
--------------------------------------------------------------------------------------

Net interest income after provision
   for loan losses                        2,178        1,458        2,388        2,251

Other income (loss)                         214          501          400          325
Other expenses                            2,022        2,083        2,134        2,556
--------------------------------------------------------------------------------------

Income (loss) before income tax
   expense (benefit)                        370         (124)         654           20

Income tax expense (benefit)                126          (42)         222            7
--------------------------------------------------------------------------------------

Net income (loss)                     $     244    $     (82)   $     432    $      13
======================================================================================

Basic and diluted earnings (loss)
   per share                          $    0.12    $   (0.04)   $   (0.22)   $    0.01
======================================================================================

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================


18.      Condensed Financial Information of the Parent Company Only

                   Condensed Statements of Financial Condition

December 31,                                                2001            2000
--------------------------------------------------------------------------------

     Assets

Investment in subsidiaries, at equity                $22,552,191     $22,032,092
Cash                                                         152           1,876
Prepaid expenses and other assets                        448,437         463,967
--------------------------------------------------------------------------------

                                                     $23,000,780     $22,497,935
================================================================================


     Liabilities and Stockholders' Equity

Other liabilities                                    $        --     $    15,531
--------------------------------------------------------------------------------

Total liabilities                                             --          15,531
--------------------------------------------------------------------------------

Subordinated debt                                      6,225,925       6,225,925
--------------------------------------------------------------------------------

Stockholders' equity
   Common stock                                        2,452,159       2,452,159
   Additional paid-in capital                          8,953,230       8,953,230
   Retained earnings                                   5,369,466       4,851,090
--------------------------------------------------------------------------------

Total stockholders' equity                            16,774,855      16,256,479
--------------------------------------------------------------------------------

                                                     $23,000,780     $22,497,935
================================================================================

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================


18.      Condensed Financial Information of the Parent Company Only (continued)

                       Condensed Statements of Operations

Year Ended December 31,                                        2001        2000
--------------------------------------------------------------------------------

Income
   Dividends received from Bank                           $ 420,875   $ 666,291
--------------------------------------------------------------------------------

Total income                                                420,875     666,291
--------------------------------------------------------------------------------

Interest expense                                           (420,875)   (420,875)
Noninterest expense                                          (1,724)    (23,867)
--------------------------------------------------------------------------------

Income (loss) before undistributed net income of the Bank    (1,724)    221,549
Undistributed net income                                    520,099     385,567
--------------------------------------------------------------------------------

Net income                                                $ 518,375   $ 607,116
================================================================================

                                                  Guaranty Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


================================================================================


18.      Condensed Financial Information of the Parent Corporation Only
         (continued)

                       Condensed Statements of Cash Flows

Year Ended December 31,                                       2001         2000
--------------------------------------------------------------------------------

Operating activities
   Net income                                            $ 518,375    $ 607,116
   Adjustments
     Undistributed earnings of the Bank                   (520,099)    (385,567)
     Gain on repurchase of subordinated debt                    --       10,111
     Increase (decrease) in prepaid and other assets        15,531       (8,304)
     (Decrease) increase in other liabilities              (15,531)      15,531
--------------------------------------------------------------------------------

Net cash provided (absorbed) by operating activities        (1,724)     238,887
--------------------------------------------------------------------------------

Investing activities
   Dividends received from Bank                            420,875      666,291
   Investment in the Bank                                 (420,875)    (617,331)
--------------------------------------------------------------------------------

Net cash provided (absorbed) by investing activities            --       48,960
--------------------------------------------------------------------------------

Financing activities
   Cash dividends paid on common stock                          --     (353,111)
   Repurchase of subordinated debt                              --      (62,500)
--------------------------------------------------------------------------------

Net cash provided (absorbed) by financing activities            --     (415,611)
--------------------------------------------------------------------------------

Increase (decrease) in cash                                 (1,724)    (127,764)

Cash, beginning of year                                      1,876      129,640
--------------------------------------------------------------------------------

Cash, end of year                                        $     152    $   1,876
================================================================================

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GUARANTY FINANCIAL CORPORATION



Date:  March 21, 2002                  By: /s/ WILLIAM E. DOYLE, JR.
                                           -------------------------------------
                                           William E. Doyle, Jr.
                                           President and Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                              Title                             Date
         ---------                              -----                             ----


/s/ WILLIAM E. DOYLE, JR.        President and Chief Executive Officer       March 21, 2002
-----------------------------                and Director
   William E. Doyle, Jr.            (Principal Executive Officer)


/s/ THOMAS F. CRUMP                     Chief Financial Officer              March 21, 2002
-----------------------------          (Principal Financial and
   Thomas F. Crump                         Accounting Officer)


/s/ DOUGLAS E. CATON                     Chairman of the Board               March 21, 2002
-----------------------------
   Douglas E. Caton


/s/ HARRY N. LEWIS                      Vice Chairman of the Board           March 21, 2002
-----------------------------
   Harry N. Lewis


/s/ HENRY J. BROWNE                             Director                     March 21, 2002
-----------------------------
   Henry J. Browne


/s/ JASON I. ECKFORD, JR.                       Director                     March 21, 2002
-----------------------------
   Jason I. Eckford, Jr.


/s/ JOHN R. METZ                                Director                     March 21, 2002
-----------------------------
   John R. Metz

         Signature                              Title                             Date
         ---------                              -----                             ----


/s/ JAMES R. SIPE, JR.                          Director                     March 21, 2002
-----------------------------
   James R. Sipe, Jr.


/s/ OSCAR W. SMITH, JR.                         Director                     March 21, 2002
-----------------------------
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

         10.2 Employment Agreement, dated as of May 10, 2001, by and between Guaranty and William E. Doyle, Jr., attached as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the period ended June 30, 2001, incorporated herein by reference.

         21                Subsidiaries of Guaranty Financial Corporation.