Form 10QSB
period 2002-03-31
GUARANTY FINANCIAL CORP /VA/
filed 2002-05-15
CIK 919967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended                                    Commission File No. 0-25905
March 31, 2002




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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

         As of May 1, 2002, 1,962,777 shares of Common Stock, par value $1.25 per share, were outstanding.

                         GUARANTY FINANCIAL CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX
                                      -----

Part I.  Financial Information                                         Page No.
-------  ---------------------                                         --------

Item 1        Financial Statements

              Consolidated Balance Sheets as of March 31, 2002
              (unaudited) and December 31, 2001                            3

              Consolidated Statements of Operations for the
              Three Months Ended March 31, 2002 and
              2001 (unaudited)                                             4

              Consolidated Statements of Comprehensive Income
              for the Three Months Ended March 31, 2002
              and 2001 (unaudited)                                         5

              Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 2002 and 2001 (unaudited)       6

              Notes to Consolidated Financial Statements (unaudited)       7

Item 2        Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         10

Part II.  Other Information
--------  -----------------

Item 1        Legal Proceedings                                           16

Item 2        Changes in Securities                                       16

Item 3        Defaults upon Senior Securities                             16

Item 4        Submission of Matters to a Vote of Security Holders         16

Item 5        Other Information                                           16

Item 6        Exhibits and Reports on Form 8-K                            16

Signatures                                                                17

Part I.  Financial Information
------------------------------

Item 1   Financial Statements

                                  GUARANTY FINANCIAL CORPORATION
                                    CONSOLIDATED BALANCE SHEETS
                                          (In Thousands)

                                                                      March 31,       December 31,
                                                                        2002              2001
                                                                    --------------   ---------------
ASSETS                                                               (Unaudited)
Cash and cash equivalents                                               $  16,856         $  12,437
Investment securities
   Held-to-maturity                                                           957               970
   Available for sale                                                      20,344            20,567
Investment in FHLB and other stocks                                         1,972             1,972
Loans receivable, net                                                     163,584           177,579
Accrued interest receivable                                                 1,281             1,245
Real estate owned                                                             327               764
Office properties and equipment, net                                        7,981             8,110
Other assets                                                                4,496             1,522
                                                                    --------------   ---------------
          Total assets                                                  $ 217,798         $ 225,166
                                                                    ==============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Interest bearing demand                                              $  26,687         $  25,460
   Non-interest bearing demand                                             23,005            22,110
   Money market accounts                                                   20,322            22,394
   Savings accounts                                                        13,546            12,992
   Certificates of deposit                                                103,238           117,676
                                                                    --------------   ---------------
                                                                          186,798           200,632
Bonds payable                                                                 591               595
Advances from Federal Home Loan Bank                                        7,000             1,000
Accrued interest payable                                                      105               137
Payments by borrowers for taxes and insurance                                 350               165
Other liabilities                                                             590               546
                                                                    --------------   ---------------
          Total liabilities                                               195,434           203,075
                                                                    --------------   ---------------


Convertible preferred securities                                            6,012             6,012
                                                                    --------------   ---------------

STOCKHOLDERS' EQUITY
Preferred stock, par value $1 per share, 500,000
   shares authorized, none issued                                               -                 -
Common stock, par value $1.25 per share,
   4,000,000 shares authorized, 1,962,777
   issued and outstanding (1,961,727 in 2001)                               2,453             2,452
Additional paid-in capital                                                  8,960             8,953
Accumulated comprehensive loss                                               (836)             (695)
Retained earnings                                                           5,775             5,369
                                                                    --------------   ---------------
          Total stockholders' equity                                       16,352            16,079
                                                                    --------------   ---------------
Total liabilities and stockholders' equity                              $ 217,798         $ 225,166
                                                                    ==============   ===============



              See accompanying notes to consolidated financial statements

                         GUARANTY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                                            Three Months Ended
                                                                 March 31,
                                                         --------------------------
                                                            2002          2001
                                                         ------------  ------------
                                                                 (unaudited)
Interest income
   Loans                                                  $    3,060    $    4,598
   Investment securities                                         412           507
                                                         ------------  ------------
Total interest income                                          3,472         5,105
                                                         ------------  ------------

Interest expense
   Deposits                                                    1,209         2,593
   Borrowings                                                    179           336
                                                         ------------  ------------
Total interest expense                                         1,388         2,929
                                                         ------------  ------------

Net interest income                                            2,084         2,176

Provision for loan losses                                         25           150
                                                         ------------  ------------

Net interest income after provision
      for loan losses                                          2,059         2,026

Non-interest income
   Deposit account fees                                          183           177
   Mortgage banking income                                       314           175
   Investment sales commissions                                   26            94
   Other                                                         115           116
                                                         ------------  ------------
Total noninterest income                                         638           562
                                                         ------------  ------------

Non-interest expense
   Personnel                                                   1,144         1,261
   Occupancy                                                     289           339
   Information services                                          291           278
   Marketing                                                      14            63
   Deposit insurance premiums                                     25            26
   Other                                                         331           367
                                                         ------------  ------------
Total noninterest expense                                      2,094         2,334
                                                         ------------  ------------

Income before income taxes                                       603           254
                                                         ------------  ------------

Provision for income taxes                                       197            86
                                                         ------------  ------------

Net income                                                $      406    $      168
                                                         ============  ============

Basic and diluted earnings
  per common share                                        $     0.21    $     0.09
                                                         ============  ============



              See accompanying notes to consolidated financial statements.

                         GUARANTY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)

                                                                      Three Months Ended
                                                                           March 31,
                                                                  ----------------------------
                                                                     2002            2001
                                                                  ------------    ------------
                                                                          (unaudited)

Net income                                                         $      406      $      168
                                                                  ------------    ------------

Other comprehensive income:
   Unrealized gain (loss) on securities available for sale               (213)            641
                                                                  ------------    ------------

Other comprehensive income (loss), before tax                            (213)            641

Income tax (expense) benefit related to items of other
    comprehensive income                                                   72            (218)
                                                                  ------------    ------------

Other comprehensive income (loss), net of tax                            (141)            423
                                                                  ------------    ------------

Comprehensive income                                               $      265      $      591
                                                                  ============    ============



              See accompanying notes to consolidated financial statements.

                         GUARANTY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                        Three Months Ended
                                                                                              March 31,
                                                                                         2002          2001
                                                                                       ---------   ----------
                                                                                            (unaudited)
Operating Activities
      Net Income                                                                      $     406      $     168
      Adjustments to reconcile net income to net cash provided
           (absorbed) by operating activities:
           Provision for loan losses                                                         25            150
           Provision for loss on sale of other real estate owned                             40             60
           Depreciation and amortization                                                    151            398
           Deferred loan fees                                                               (16)           (24)
           Net amortization of premiums and accretion of discounts                           44              7
           Gain on sale of loans                                                           (314)          (326)
           Originations of loans held for sale                                          (12,366)       (15,333)
           Proceeds from sale of loans                                                   19,975         15,659
           Gain on sale of other real estate owned                                          (18)             -
           Other                                                                              -           (218)
           Changes in:
               Accrued interest receivable                                                  (36)            (7)
               Other assets                                                                  89            141
               Accrued interest payable                                                     (32)           282
               Prepayments by borrowers for taxes and insurance                             185            419
               Other liabilities                                                             44           (246)
                                                                                     ----------     ----------

Net cash provided by operating activities                                                 8,177          1,130
                                                                                     ----------     ----------
Investing activities
      Net decrease in loans                                                               6,683          6,812
      Mortgage-backed securities principal repayments                                       169             35
      Purchase of securities held to maturity                                              (406)             -
      Proceeds from maturity of securities held to maturity                                 250              -
      Purchase of securities available for sale                                               -         (8,000)
      Proceeds from sale of real estate owned                                               415              -
      Purchase of bank-owned life insurance                                              (3,000)             -
      Origination of servicing rights                                                         -           (230)
      Proceeds from sale of office properties and equipment                                  21              -
      Purchase of office properties and equipment                                           (34)          (275)
                                                                                     ----------     ----------

Net cash provided by investing activities                                                 4,098         (1,658)
                                                                                     ----------     ----------

Financing activities
      Net increase in deposits                                                          (13,834)         9,224
      Proceeds from FHLB advances                                                        21,000         15,000
      Repayment of FHLB advances                                                        (15,000)       (23,000)
      Proceeds from issuance of common stock                                                  8              -
      Principal payments on bonds payable, including unapplied payments                     (30)           (33)
                                                                                     ----------     ----------

Net cash absorbed by financing activities                                                (7,856)         1,191
                                                                                     ----------     ----------

Increase in cash and cash equivalents                                                     4,419            663

Cash and cash equivalents, beginning of period                                           12,437         15,550
                                                                                     ----------     ----------

Cash and cash equivalents, end of period                                              $  16,856      $  16,213
                                                                                     ==========     ==========


              See accompanying notes to consolidated financial statements.

                         GUARANTY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the Three Months Ended March 31, 2002 and 2001
                                  (unaudited)


Note 1  Principles of Presentation

The accompanying consolidated financial statements of Guaranty Financial Corporation ("Guaranty") have not been audited by independent accountants, except for the balance sheet at December 31, 2001. These financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission in regard to quarterly (interim) reporting. In management's opinion, the financial information presented reflects all adjustments, comprised only of normal recurring accruals, that are necessary for a fair presentation of the results for the interim periods. Significant accounting policies and accounting principles have been consistently applied in both the interim and annual consolidated financial statements. Certain notes and the related information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-QSB. Therefore, these financial statements should be read in conjunction with Guaranty's Annual Report on Form 10-KSB for the year ended December 31, 2001. The results for the three months ended March 31, 2002, are not necessarily indicative of future financial results.

The accompanying consolidated financial statements include Guaranty's accounts and its wholly-owned subsidiaries, Guaranty Capital Trust I and Guaranty Bank, and Guaranty Bank's wholly-owned subsidiaries, GMSC, Inc., which was organized as a financing subsidiary, and Guaranty Investments Corporation, which was organized to sell non-deposit investment products. All material intercompany accounts and transactions have been eliminated in consolidation.

Amounts in the year 2001 financial statements have been reclassified to conform to the year 2002 presentation. These reclassifications had no effect on previously reported net income.

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

Note 3  Earnings Per Share

Basic earnings per share is based on net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock option plans. The basic and diluted earnings per share for the three months ended March 31, 2002 and 2001, have been determined by dividing net income by the weighted average number of shares of common stock outstanding during these periods. The following table indicates the weighted average shares outstanding for each period.


                              March 31,             March 31,
                                2002                  2001
                          -----------------     ------------------

Basic shares                   1,962,777              1,961,727

Diluted shares                 1,970,631              1,961,727

Note 4  Loans

The loan portfolio is comprised of the following:

                                                March 31,         December 31,
                                                  2002               2001
                                              ------------        ------------
                                                       (In thousands)

Mortgage loans:
  Residential                                   $  30,445          $  39,864
  Commercial                                       12,803             16,277
  Construction and land loans                      36,444             36,307
                                                ---------          ---------
  Total real estate loans                          79,692             92,448
Commercial business loans                          65,127             66,603
Consumer loans                                     21,227             20,973
                                                ---------          ---------
  Total loans receivable                          166,046            180,024
Adjustments:
  Allowance for losses                             (2,537)            (2,512)
  Deferred costs                                       75                 67
                                                ---------          ---------
Total loans receivable, net                     $ 163,584          $ 177,579
                                                =========          =========


Note 5  Allowance for Loan Loss

The following is a summary of transactions in the allowance for loan loss:

                                                March 31,        December 31,
                                                  2002              2001
                                              ------------       ------------
                                                       (In thousands)

Balance at January 1                              $  2,512         $  2,396
Provision charged to operating expense                  25              333
Recoveries added to the reserve                          0                9
Loans charged off                                        0             (226)
                                                  --------         --------
Balance at the end of the period                  $  2,537         $  2,512
                                                  ========         ========

Note 6  Investments

The investment portfolio was comprised of the following:


                                            March 31,           December 31,
                                               2002                 2001
                                         -----------------    -----------------
                                                     (In thousands)

Held to maturity:
    Mortgage-backed securities            $           551      $           720
    U.S. Government obligations                       406                  250

Available for sale:
    Corporate Bonds                                12,496               12,597
    U.S. Government obligations                     7,848                7,970

Other:
    Federal Home Loan Bank stock                    1,550                1,550
    Federal Reserve Bank & other stocks   $           422                  422
                                         -----------------    -----------------

                                          $        23,273      $        23,509
                                         =================    =================

ITEM 2               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Guaranty Financial Corporation ("Guaranty") is a single bank holding company organized under Virginia law that provides financial services through its primary operating subsidiary, Guaranty Bank (the "Bank"). The Bank is a full service commercial bank offering a wide range of banking and related financial services, including time and demand deposits, as well as commercial, industrial, residential construction, residential and commercial mortgage and consumer loans. Guaranty Investments Corporation, a subsidiary of the Bank, provides a full range of investment services and, through a contractual arrangement with a third party, sells mutual funds, stocks, bonds and annuities.

Management's discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Guaranty. The analysis focuses on the consolidated financial statements, the footnotes thereto, and the other financial data herein. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting Guaranty. Amounts are rounded for presentation purposes, while the percentages presented are computed based on unrounded amounts.

Analysis of Financial Condition

Total assets decreased 3.3% to $217.8 million at March 31, 2002, from $225.2 million at December 31, 2001. Cash and cash equivalents increased $4.4 million or 35.5%, to $16.9 million at March 31, 2002, from $12.4 million at December 31, 2001. Net loans were $163.6 million at March 31, 2002, a decrease of $14.0 million, or 7.9%, from net loans of $177.6 million at December 31, 2001. Total deposits at March 31, 2002, were $186.8 million compared to $200.6 million at December 31, 2001. FHLB borrowings were $7.0 million at March 31, 2002, compared to $1.0 million at December 31, 2001. Total stockholders' equity at March 31, 2002, increased by $300,000 to $16.4 million from $16.1 million at December 31, 2001.

The factors causing the fluctuations in the major balance sheet categories are further discussed in the following sections.

Loans

During the first three months of 2002, Guaranty continued to strategically reposition its loan portfolio. Net loans receivable decreased by 7.9% to $163.6 million at March 31, 2002, from $177.6 million at December 31, 2001. This change was primarily attributable to a $9.4 million reduction in residential mortgage loans and a $3.5 million reduction in commercial mortgage loans. During the most recent quarter, Guaranty originated $12.4 million in residential mortgage loans and sold $19.7 million in residential mortgage loans in the secondary market. Residential mortgage loans held for sale were $7.1 million at March 31, 2002, down from $14.3 million at December 31, 2001. All other segments of the loan portfolio were relatively constant during the most recent quarter.


Investments

Total investments declined by 1.0% to $23.3 million at March 31, 2002, compared to $23.5 million at December 31, 2001. The majority of this change was due to an increase in the mark to market loss adjustment of Guaranty's available for sale investments of approximately $141,000.

Real Estate Owned

Real estate owned decreased to $327,000 at March 31, 2002, from $764,000 at December 31, 2001. The decline was primarily due to the sale of a residential property during the period. The remainder of real estate owned consists of developed lots listed for sale. No material losses are anticipated on the ultimate sale of these properties.

Office Properties and Equipment

Guaranty's investment in office properties and equipment decreased to $8.0 million at March 31, 2002, from $8.1 million at December 31, 2001. This decrease was primarily due to depreciation of existing assets.


Other Assets

Other assets increased to $4.5 million at March 31, 2002, primarily due to the purchase of $3.0 million of bank owned life insurance.

Deposits

Deposits were $186.8 million at March 31, 2002, a decrease of $13.8 million, or 6.9%, from total deposits of $200.6 million at December 31, 2001. Although total deposits declined during the most recent quarter, demand accounts increased by 4.5% to $49.7 million from $47.6 million. This increase represents Guaranty's continued emphasis on providing full service banking relationships to its customers. Certificates of deposit comprise 55.3% of total deposits at March 31, 2002, compared to 58.7% at December 31, 2001.

FHLB Borrowings

Guaranty's borrowings from the Federal Home Loan Bank ("FHLB") at March 31, 2002 increased to $7.0 million from $1.0 million at December 31, 2001. Guaranty was able to reduce its cost on certificates of deposit by increasing its borrowings from the FHLB. At March 31, 2002, Guaranty's available but unused borrowings with the FHLB were approximately $19.6 million.

Stockholders' Equity

Stockholders' equity at March 31, 2002, increased by 1.7% to $16.4 million from $16.1 million at December 31, 2001. The primary factors for the increase were the quarterly net income of $406,000 and $8,000 related to the issuance of 1,050 shares for the 2002 annual retainer for outside directors offset by an increase in the mark to market loss adjustment of Guaranty's available for sale investments by approximately $141,000.

Results of Operations

Net Income

Guaranty reported net income of $406,000 ($.21 per share) for the three months ended March 31, 2002, compared with a net income of $168,000 ($.09 per share) for the three months ended March 31, 2001. The increase in the net income was primarily due to the combination of reduced operating expenses, a lower provision for loan loss, and increased mortgage banking income which offset lower net interest income.

Net Interest Income

Net interest income decreased to $2.1 million for the three months ended March 31, 2002, from the $2.2 million reported during the same period in 2001. The primary cause for the decline in net interest income was due to the decline in average earning assets for the most recent quarter. Average earning assets for the three months ended March 31, 2002, were $201.1 million compared to $232.9 million for the same period in 2001. The decline in average loans outstanding to $171.6 million from $203.1 million represented the majority of this change. For these same periods, certificates of deposit decreased by $36.7 million to $110.5 million. The negative impact on net interest income because of the decrease in earning assets was partially offset by an increase in Guaranty's net interest margin percentage during the most recent quarter. The net interest margin percentage increased to 4.20% for the most recent quarter from 3.79% for the same period a year ago. The cost of interest bearing deposits declined by 238 basis points primarily due to lower interest rates being paid on certificates of deposit. For the same time periods, the yield on loans decreased by 195 basis points to 7.23%, primarily due to the impact of prime rate reductions throughout 2001 on adjustable rate loans. The following table summarizes the factors determining net interest income (dollars in thousands).


                                               Three Months      Three Months
                                                   Ended             Ended
                                                 March 31,         March 31,
                                                 ---------         ---------
                                                   2002               2001
                                                   ----               ----

     Average Interest Earning Assets             $ 201,140          $ 232,835

              Average Yield                        7.00%              8.89%


  Average Interest Bearing Liabilities           $ 180,359          $ 219,188

              Average Cost                         3.13%              5.42%


             Interest Spread                       3.87%              3.48%

             Interest Margin                       4.20%              3.79%

Provision for Loan Losses

Guaranty recorded a provision of $25,000 and $150,000 for the three months ended March 31, 2002 and 2001, respectively. The decrease in the provision for the current year resulted from the decrease in the size of the loan portfolio and the increased level of the allowance for loan losses as a percentage of total loans. The allowance for loan losses is maintained at a level considered by management to be adequate to absorb future loan losses currently inherent in the loan portfolio. Management's assessment of the adequacy of the allowance is based upon type and volume of the loan portfolio, past loan loss experience, existing and anticipated economic conditions, and other factors that deserve current recognition in estimating future loan losses. Management's assessment of the adequacy of the allowance is subject to evaluation and adjustment by Guaranty's regulators.

There were no loan charge-offs for the three months ended March 31, 2002, compared to $34,000 for the same period a year ago. At March 31, 2002, Guaranty had $338,000 of loans that were 90 days or more past due. Of this total, $187,000 of loans were considered to be non-accrual. At March 31, 2002, the allowance for loan losses was $2.5 million or 1.53% of total loans. Management believes that the allowance for loan losses is adequate to cover loan losses inherent in the loan portfolio at March 31, 2002, and that loans classified as special mention, substandard, doubtful and loss have been adequately reserved. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and net income could be significantly affected, if circumstances differ substantially from assumptions used in making the initial determinations.

Non-interest Income

Non-interest income was $638,000 for the three months ended March 31, 2002, compared with $562,000 for the same period a year ago. This change was primarily due to an increase in mortgage banking income to $314,000 for the most recent quarter compared to $175,000 for the same period a year ago. During 2001 Guaranty changed its mortgage banking business model to sell all residential fixed rate mortgage loans on a servicing released basis. In addition, Guaranty sold its mortgage loan servicing rights related to mortgage loans serviced for others. The revised mortgage banking business model eliminates the secondary market interest rate risk through simultaneously locking a mortgage loan rate with the borrower and a correspondent investor at the same time. The 2001 sale of existing mortgage servicing rights and the continued sale of mortgage loans on a servicing released basis eliminates the valuation volatility associated with retained servicing rights. The results for the three months ended March 31, 2001, included a $151,000 charge for impairment in the value of the mortgage loan servicing rights.

Fees on deposit accounts increased by 3.4% to $183,000 for the most recent quarter compared to $177,000 for the same period a year ago. This increase is related to an increase in demand accounts. Investment sales commissions decreased to $26,000 for the three months ended March 31, 2002, compared to $94,000 for the same period a year ago due to reduced sales volume.

Non-interest Expense

Non-interest expense was $2.1 million for the quarter ended March 31, 2002, a $240,000 decrease over the amount reported for the same period last year. The decrease is primarily attributable to the elimination of personnel and occupancy expenses due to the sale of a retail banking office in the suburban Richmond market and limited marketing expense in the most recent quarter. The expenses related to the suburban Richmond retail banking office were included in the 2001 financial statements until July 2001 when the sale transaction was consummated. Marketing expense was $14,000 for the most recent quarter compared to $63,000 for the same period a year ago. Marketing expense should increase throughout the remainder of 2002 as activity increases.


Income Tax Expense

Guaranty recognized income tax expense of $197,000 for the three months ended March 31, 2002, compared to income tax expense of $86,000 for the same period in 2001. The effective tax rate for the most recent quarter was 32.7% compared to 33.9% for the same period a year ago. The lower effective tax rate for the most recent quarter was due to an increase in non-taxable income from bank owned insurance. The net increase in income tax expense between periods was a result of increases in the level of taxable income.


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

Guaranty uses its sources of funds primarily to meet its on-going operating expenses, to pay deposit withdrawals and to fund loan commitments. During the most recent quarter, total loans declined by approximately $14.0 million and certificates of deposit declined by approximately $14.5 million. These decreases were a result of strategic decisions. Guaranty has been very targeted in its lending approach and has desired to reduce its funding reliance on certificates of deposit. At March 31, 2002, total approved loan commitments outstanding were approximately $5.6 million. At the same date, commitments under unused lines of credit were approximately $51.8 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2002, were $92.4 million. Management believes that a significant portion of maturing deposits will remain with Guranty. If these certificates of deposit do not remain with Guaranty, it will have to seek other sources of funding that may be at higher rates or reduce assets.

The reduction in total assets has positively impacted Guaranty's regulatory capital ratios. At March 31, 2002, regulatory capital was in excess of amounts required by Federal Reserve regulations to be considered well capitalized as shown in the following table (dollars in thousands):

                                        Actual          Actual            Amount          Percent         Excess
                                        Amount        Percentage         Required         Required        Amount
                                    --------------  --------------  -----------------   -----------  ----------------
     Leverage Ratio                    $ 22,919          10.45%           $  8,770         4.00%         $  14,149

     Tier 1 Risk Based Capital           22,919          12.96%              7,074         4.00%            15,845

     Total Risk Based Capital            25,417          14.37%             14,147         8.00%            11,270


Regulatory Issues

In October 2000, Guaranty and the Bank entered into a written agreement with the Federal Reserve Bank of Richmond ("FRB") and the Bureau of Financial Institutions of the Commonwealth of Virginia ("BFI") with respect to various operating policies and procedures. Various bank operating policies including asset/liability management, liquidity, risk management, loan administration and capital adequacy were rewritten and approved by bank regulators in 2001. Guaranty is restricted from paying future dividends or incurring any debt at the parent company level without prior regulatory approval. In addition, the Bank is prohibited from paying intercompany dividends to Guaranty without prior regulatory approval. Absent this intercompany dividend, Guaranty does not have sufficient resources to make the payments due on its outstanding subordinated debt securities.

Guaranty and the Bank have received regulatory approval for an intercompany dividend in an amount sufficient to make the June 15, 2002, payment due on its subordinated debt securities. While the FRB and the BFI have approved all quarterly dividend payment requests since the written agreement was executed, no assurances can be given that future requests will be approved.


Forward Looking Statements

Certain statements in this quarterly report on Form 10-QSB may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by the use of words such as "believe", "expect", "anticipate", "should", "planned", "estimated", and "potential". These statements are based on Guaranty's current expectations. A variety of factors could cause Guaranty's actual results to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of Guaranty's business include interest rate movements, competition from both financial and non-financial institutions, the timing and occurrence (or nonoccurrence) of transactions and events that may be subject to circumstances beyond Guaranty's control, and general economic conditions.

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

                           GUARANTY FINANCIAL CORPORATION



Date:  May 14, 2002        By:      /s/ William E. Doyle, Jr.
                              --------------------------------------------------
                               William E. Doyle, Jr.
                               President and Chief Executive Officer



Date:  May 14, 2002        By:      /s/ Thomas F. Crump
                              --------------------------------------------------
                               Thomas F. Crump
                               Senior Vice President and Chief Financial Officer