Form 10QSB
period 2002-06-30
GUARANTY FINANCIAL CORP /VA/
filed 2002-08-14
CIK 919967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended                                    Commission File No. 0-25905
June 30, 2002




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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         As of August 1, 2002, 1,962,777 shares of Common Stock, par value $1.25 per share, were outstanding.

                         GUARANTY FINANCIAL CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX
                                      -----

Part I.  Financial Information                                          Page No.
------------------------------                                          --------

Item 1        Financial Statements

              Consolidated Balance Sheets as of June 30, 2002
              (unaudited) and December 31, 2001                             3

              Consolidated Statements of Operations for the
              Three and Six Months Ended June 30, 2002 and
              2001 (unaudited)                                              4

              Consolidated Statements of Comprehensive Income
              for the Three and Six Months Ended June 30, 2002
              and 2001 (unaudited)                                          5

              Consolidated Statements of Cash Flows for the
              Six Months Ended June 30, 2002 and 2001 (unaudited)           6

              Notes to Consolidated Financial Statements (unaudited)        7

Item 2        Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          10

Part II.  Other Information
---------------------------

Item 1        Legal Proceedings                                            16

Item 2        Changes in Securities and Use of Proceeds                    16

Item 3        Defaults upon Senior Securities                              16

Item 4        Submission of Matters to a Vote of Security Holders          16

Item 5        Other Information                                            16

Item 6        Exhibits and Reports on Form 8-K                             16

Signatures                                                                 17

Part I.  Financial Information
------------------------------

Item 1   Financial Statements

                                  GUARANTY FINANCIAL CORPORATION
                                    CONSOLIDATED BALANCE SHEETS
                                         ($ In Thousands)

                                                                      June 30,        December 31,
                                                                        2002              2001
                                                                    --------------   ---------------
ASSETS                                                                (Unaudited)
Cash and cash equivalents                                                $ 15,253          $ 12,437
Investment securities
   Held-to-maturity                                                           883               970
   Available for sale                                                      16,626            20,567
Investment in FHLB and other stocks                                         1,972             1,972
Loans receivable, net                                                     162,883           177,579
Accrued interest receivable                                                 1,039             1,245
Real estate owned                                                             418               764
Office properties and equipment, net                                        7,908             8,110
Other assets                                                                4,513             1,522
                                                                    --------------   ---------------
          Total assets                                                  $ 211,495         $ 225,166
                                                                    ==============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Interest bearing demand                                               $ 27,596          $ 25,460
   Non-interest bearing demand                                             25,550            22,110
   Money market accounts                                                   21,722            22,394
   Savings accounts                                                        13,318            12,992
   Certificates of deposit                                                 89,682           117,676
                                                                    --------------   ---------------
                                                                          177,868           200,632
Bonds payable                                                                 434               595
Advances from Federal Home Loan Bank                                        9,000             1,000
Accrued interest payable                                                       54               137
Payments by borrowers for taxes and insurance                                 357               165
Other liabilities                                                             442               546
                                                                    --------------   ---------------
          Total liabilities                                               188,155           203,075
                                                                    --------------   ---------------


Convertible preferred securities                                            6,012             6,012
                                                                    --------------   ---------------

STOCKHOLDERS' EQUITY
Preferred stock, par value $1 per share, 500,000
   shares authorized, none issued                                               -                 -
Common stock, par value $1.25 per share,
   4,000,000 shares authorized, 1,962,777
   issued and outstanding (1,961,727 in 2001)                               2,453             2,452
Additional paid-in capital                                                  8,960             8,953
Accumulated comprehensive loss                                               (288)             (695)
Retained earnings                                                           6,203             5,369
                                                                    --------------   ---------------
          Total stockholders' equity                                       17,328            16,079
                                                                    --------------   ---------------
Total liabilities and stockholders' equity                              $ 211,495         $ 225,166
                                                                    ==============   ===============



           See accompanying notes to consolidated financial statements.

                         GUARANTY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                                            Three Months Ended            Six Months Ended
                                                                 June 30,                     June 30,
                                                         --------------------------  --------------------------
                                                            2002          2001          2002          2001
                                                         ------------ -------------  ------------  ------------
                                                                 (unaudited)                 (unaudited)
Interest income
   Loans                                                     $ 2,915       $ 3,957       $ 5,975       $ 8,555
   Investment securities                                         398           612           810         1,119
                                                         ------------ -------------  ------------  ------------
Total interest income                                          3,313         4,569         6,785         9,674
                                                         ------------ -------------  ------------  ------------

Interest expense
   Deposits                                                      922         2,582         2,131         5,175
   Borrowings                                                    199           171           378           507
                                                         ------------ -------------  ------------  ------------
Total interest expense                                         1,121         2,753         2,509         5,682
                                                         ------------ -------------  ------------  ------------

Net interest income                                            2,192         1,816         4,276         3,992

Provision for loan losses                                         25            75            50           225
                                                         ------------ -------------  ------------  ------------

Net interest income after provision
      for loan losses                                          2,167         1,741         4,226         3,767

Non-interest income
   Deposit account fees                                          189           204           372           381
   Mortgage banking income                                       153           295           467           470
   Investment sales commissions                                   38            59            64           153
   Gain on sale of Investments                                    17             -            17             -
   Other                                                         148            42           263           158
                                                         ------------ -------------  ------------  ------------
Total non-interest income                                        545           600         1,183         1,162
                                                         ------------ -------------  ------------  ------------

Non-interest expense
   Personnel                                                   1,142         1,150         2,286         2,411
   Occupancy                                                     282           423           571           762
   Information services                                          287           290           578           568
   Marketing                                                      29            54            43           117
   Deposit insurance premiums                                     23            26            48            52
   Other                                                         328           387           659           754
                                                         ------------ -------------  ------------  ------------
Total non-interest expense                                     2,091         2,330         4,185         4,664
                                                         ------------ -------------  ------------  ------------

Income before income taxes                                       621            11         1,224           265
                                                         ------------ -------------  ------------  ------------

Provision for income taxes                                       193             4           390            90
                                                         ------------ -------------  ------------  ------------

Net income                                                   $   428       $     7       $   834       $   175
                                                         ============ =============  ============  ============

Basic and diluted earnings
  per common share                                           $  0.22       $  0.00       $  0.42       $  0.09
                                                         ============ =============  ============  ============



          See accompanying notes to consolidated financial statements.

                         GUARANTY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)

                                                      Three Months Ended     Six Months Ended
                                                            June 30,             June 30,
                                                      ------------------    ------------------
                                                        2002      2001       2002       2001
                                                      -------    -------    -------    -------
                                                          (unaudited)           (unaudited)

Net income                                            $   428    $     7    $   834    $   175
                                                      -------    -------    -------    -------

Other comprehensive income:
   Unrealized gain on securities available for sale       830         81        617        722
                                                      -------    -------    -------    -------

Other comprehensive income, before tax                    830         81        617        722

Income tax expense related to items of other
    comprehensive income                                 (282)       (28)      (210)      (246)
                                                      -------    -------    -------    -------

Other comprehensive income, net of tax                    548         53        407        476
                                                      -------    -------    -------    -------

Comprehensive income                                  $   976    $    60    $ 1,241    $   651
                                                      =======    =======    =======    =======




          See accompanying notes to consolidated financial statements.

                         GUARANTY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                 Six Months Ended
                                                                                      June 30,
                                                                                2002            2001
                                                                              --------        --------
                                                                                  (unaudited)
Operating Activities
      Net Income                                                              $   834         $   175
      Adjustments to reconcile net income to net cash provided
           (absorbed) by operating activities:
           Provision for loan losses                                               50             225
           Provision for loss on sale of other real estate owned                   40               -
           Depreciation and amortization                                          295             719
           Deferred loan fees                                                     (34)            (75)
           Net amortization of premiums and accretion of discounts                122              60
           Gain on sale of loans                                                 (467)           (586)
           Gain on sale of securities available for sale                          (17)              -
           Originations of loans held for sale                                (20,076)        (36,255)
           Proceeds from sale of loans                                         28,956          36,841
           Gain on sale of other real estate owned                                (18)              -
           Changes in:
                Accrued interest receivable                                       206             343
                Other assets                                                     (126)           (151)
                Accrued interest payable                                          (83)            369
                Prepayments by borrowers for taxes and insurance                  192             (24)
                Other liabilities                                                (104)           (390)
                                                                              --------        --------

Net cash provided by operating activities                                       9,770           1,251
                                                                              --------        --------

Investing activities
      Net decrease in loans                                                     6,085          11,487
      Mortgage-backed securities principal repayments                             240              88
      Purchase of securities held to maturity                                    (406)              -
      Proceeds from maturity of securities held to maturity                       250               -
      Purchase of securities available for sale                                     -         (12,000)
      Proceeds from sale of securities available for sale                       4,559               -
      Proceeds from sale of real estate owned                                     470             757
      Purchase of bank-owned life insurance                                    (3,000)              -
      Increase in bank-owned life insurance                                       (53)              -
      Origination of servicing rights                                               -            (314)
      Proceeds from sale of office properties and equipment                        21               -
      Purchase of office properties and equipment                                (136)           (312)
                                                                              --------        --------

Net cash provided (absorbed) by investing activities                            8,030            (294)
                                                                              --------        --------

Financing activities
      Net increase (decrease) in deposits                                     (22,764)         10,244
      Proceeds from FHLB advances                                              35,000          31,000
      Repayment of FHLB advances                                              (27,000)        (41,000)
      Proceeds from issuance of common stock                                        8               -
      Principal payments on bonds payable, including unapplied payments          (228)            (56)
                                                                              --------        --------

Net cash provided (absorbed) by financing activities                          (14,984)            188
                                                                              --------        --------

Increase in cash and cash equivalents                                           2,816           1,145

Cash and cash equivalents, beginning of period                                 12,437          15,550
                                                                              --------        --------

          See accompanying notes to consolidated financial statements.

                         GUARANTY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the Three and Six Months Ended June 30, 2002 and 2001
                                   (unaudited)


Note 1  Principles of Presentation

The accompanying consolidated financial statements of Guaranty Financial Corporation ("Guaranty") have not been audited by independent accountants, except for the balance sheet at December 31, 2001. These financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission in regard to quarterly (interim) reporting. In management's opinion, the financial information presented reflects all adjustments, comprised only of normal recurring accruals that are necessary for a fair presentation of the results for the interim periods. Significant accounting policies and accounting principles have been consistently applied in both the interim and annual consolidated financial statements. Certain notes and the related information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-QSB. Therefore, these financial statements should be read in conjunction with Guaranty's Annual Report on Form 10-KSB for the year ended December 31, 2001. The results for the three and six months ended June 30, 2002, are not necessarily indicative of future financial results.

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

Note 3  Earnings Per Share

Basic earnings per share is based on net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock option plans. The basic and diluted earnings per share for the three months and six months ended June 30, 2002 and 2001, have been determined by dividing net income by the weighted average number of shares of common stock outstanding during these periods. The following table indicates the weighted average shares outstanding for each period.


                              June 30,              June 30,
                                2002                  2001
                          -----------------     ------------------

Basic shares                  1,962,777              1,961,727

Diluted shares                1,970,631              1,961,727

Note 4  Loans

The loan portfolio is comprised of the following:

                                             June 30,         December 31,
                                               2002               2001
                                         -----------------   ----------------
                                                     (In thousands)

Mortgage loans:
  Residential                                   $  27,550          $  39,864
  Commercial                                        9,731             16,277
  Construction and land loans                      37,941             36,307
                                         -----------------   ----------------
  Total real estate loans                          75,222             92,448
Commercial business loans                          67,347             66,603
Consumer loans                                     22,746             20,973
                                         -----------------   ----------------
  Total loans receivable                          165,315            180,024
Adjustments:
  Allowance for losses                             (2,517)            (2,512)
  Deferred costs                                       85                 67
                                         -----------------   ----------------
Total loans receivable, net                     $ 162,883          $ 177,579
                                         =================   ================



Note 5  Allowance for Loan Loss

The following is a summary of transactions in the allowance for loan loss:

                                           June 30,           December 31,
                                             2002                 2001
                                         ----------------    -----------------
                                                    (In thousands)

Balance at January 1                             $ 2,512              $ 2,396
Provision charged to operating expense                50                  333
Recoveries added to the reserve                        3                    9
Loans charged off                                    (48)                (226)
                                         ----------------    -----------------
Balance at the end of the period                 $ 2,517              $ 2,512
                                         ================    =================

Note 6  Investments

The investment portfolio is comprised of the following:

                                             June 30,         December 31,
                                              2002                2001
                                         ---------------    ---------------
                                           In thousands)

Held to maturity:
    Mortgage-backed securities               $      480        $       720
    U.S. Government obligations                     403                250

Available for sale:
    Corporate Bonds                               8,593             12,597
    U.S. Government obligations                   8,033              7,970

Other:
    Federal Home Loan Bank stock                  1,550              1,550
    Federal Reserve Bank & other stocks             422                422
                                         ---------------    ---------------

                                             $   19,481        $    23,509
                                         ===============    ===============

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

Analysis of Financial Condition

Total assets decreased 6.1% to $211.5 million at June 30, 2002, from $225.2 million at December 31, 2001. Cash and cash equivalents increased $2.9 million or 22.6%, to $15.3 million at June 30, 2002, from $12.4 million at December 31, 2001. Net loans were $162.9 million at June 30, 2002, a decrease of $14.7 million, or 8.3%, from net loans of $177.6 million at December 31, 2001. Total deposits at June 30, 2002, were $177.9 million compared to $200.6 million at December 31, 2001. FHLB borrowings were $9.0 million at June 30, 2002, compared to $1.0 million at December 31, 2001. Total stockholders' equity at June 30, 2002, increased by $1.2 million to $17.3 million from $16.1 million at December 31, 2001.

The factors causing the fluctuations in the major balance sheet categories are further discussed in the following sections.

Loans

During the first six months of 2002, Guaranty continued to strategically reposition its loan portfolio. Net loans receivable decreased by 8.3% to $162.9 million at June 30, 2002, from $177.6 million at December 31, 2001. This change was primarily attributable to a $12.3 million reduction in residential mortgage loans and a $6.5 million reduction in commercial mortgage loans. During the six months ended June 30, 2002, Guaranty originated $20.1 million in residential mortgage loans and sold $28.5 million in residential mortgage loans in the secondary market. Residential mortgage loans held for sale were $1.7 million at June 30, 2002, down from $14.3 million at December 31, 2001. All other segments of the loan portfolio were relatively constant through the first six months of 2002.


Investments

Total investments declined by 17.0% to $19.5 million at June 30, 2002, compared to $23.5 million at December 31, 2001. The majority of this change was due to the sale of approximately $4.0 million in corporate bonds for a gain of approximately $17,000.

Real Estate Owned

Real estate owned decreased to $418,000 at June 30, 2002, from $764,000 at December 31, 2001. The decline was primarily due to the sale of a residential property during the period. No material losses are anticipated on the ultimate sale of the remaining properties.

Office Properties and Equipment

Guaranty's investment in office properties and equipment decreased to $7.9 million at June 30, 2002, from $8.1 million at December 31, 2001. This decrease was primarily due to depreciation of existing assets.


Other Assets

Other assets increased to $4.5 million at June 30, 2002, primarily due to the purchase of $3.0 million of bank owned life insurance.

Deposits

Deposits were $177.9 million at June 30, 2002, a decrease of $22.7 million, or 11.3%, from total deposits of $200.6 million at December 31, 2001. Demand accounts increased by 11.6% to $53.1 million from $47.6 million during the current year as Guaranty has continued to reposition its deposit funding mix. This increase represents Guaranty's continued emphasis on providing full service banking relationships to its customers. Certificates of deposit comprise 50.4% of total deposits at June 30, 2002, compared to 58.7% at December 31, 2001.

FHLB Borrowings

Guaranty's borrowings from the Federal Home Loan Bank ("FHLB") at June 30, 2002 increased to $9.0 million from $1.0 million at December 31, 2001. Guaranty was able to reduce its cost on certificates of deposit by increasing its borrowings from the FHLB. At June 30, 2002, Guaranty's available but unused borrowings with the FHLB were approximately $10.6 million.

Stockholders' Equity

Stockholders' equity at June 30, 2002, increased by 7.8% to $17.3 million from $16.1 million at December 31, 2001. The primary factors for the increase were the year to date net income of $834,000, $8,000 related to the issuance of 1,050 shares for the 2002 annual retainer for outside directors, and an increase in the mark to market gain adjustment (after the effect of income taxes) of Guaranty's available for sale investments by approximately $407,000.

Results of Operations

Net Income

Guaranty reported net income of $428,000 ($.22 per share) for the three months ended June 30, 2002, compared with a net income of $7,000 ($.00 per share) for the three months ended June 30, 2001. The increase in the net income was primarily due to the combination of higher net interest income, reduced operating expenses and a lower provision for loan loss. Net income of $834,000 for the six months ended June 30, 2002 was an improvement over the $175,000 reported for the same period a year ago for the same reasons.

Net Interest Income


Net interest income for the quarter increased by 20.7% to $2.2 million from $1.8 million for the same quarter of the previous year. The continued decline in the cost of interest bearing deposits had a positive impact on the Company's net interest margin. Reduced interest expense more than offset the decrease in interest income that resulted from the reduction in average loans and investments held for the respective periods. The net interest margin increased to 4.53% for the three months ended June 30, 2002, compared to 3.13% for the same period a year ago. During the most recent quarter, the cost of certificates of deposit declined to 3.40% compared to 5.95% for the same period a year ago. Total cost of interest bearing deposits declined to 2.38% from 4.99% for the same quarterly periods. Interest rates on earning assets did not fall as dramatically. The yield on earning assets for the three months ended June 30, 2002, was 6.84% compared with 7.86% for the same period a year ago. The effect of the increase in the Company's net interest margin more than offset the lower amount of the Company's loan and investment portfolios in the second quarter 2002 compared to the same period a year ago. For the six months ended June 30, 2002, Guaranty's net interest income increased by 7.1% to $4.3 million from $4.0 million for the same period a year ago. The following table summarizes the factors determining net interest income (dollars in thousands).


                                          Three Months        Three Months        Six Months         Six Months
                                              Ended              Ended              Ended              Ended
                                          June 30, 2002      June 30, 2001       June 30, 2002      June 30, 2001
                                        ------------------  -----------------   -----------------  -----------------

    Average Interest Earning Assets         $194,151            $233,052            $197,627           $232,945

             Average Yield                    6.84%              7.86%               6.92%              8.37%

  Average Interest Bearing Liabilities      $172,811            $216,690            $176,564           $217,938

              Average Cost                    2.60%              5.10%               2.87%              5.26%

            Interest Spread                   4.24%              2.77%               4.06%              3.12%

            Interest Margin                   4.53%              3.13%               4.36%              3.46%



Provision for Loan Losses

Guaranty recorded a provision of $25,000 and $75,000 for the three months ended June 30, 2002 and 2001, respectively. The decrease in the provision for the current year resulted from the decrease in the size of the loan portfolio and the increased level of the allowance for loan losses as a percentage of total loans. For the six months ended June 30, 2002, Guaranty's loan loss provision was $50,000 compared with $225,000 for the same period a year ago. The allowance for loan losses is maintained at a level considered by management to be adequate to absorb future loan losses currently inherent in the loan portfolio. Management's assessment of the adequacy of the allowance is based upon type and volume of the loan portfolio, past loan loss experience, existing and anticipated economic conditions, and other factors that deserve current recognition in estimating future loan losses. Management's assessment of the adequacy of the allowance is subject to evaluation and adjustment by Guaranty's regulators.

There were loan charge-offs for the three months ended June 30, 2002 of $48,000, compared to $9,000 for the same period a year ago. At June 30, 2002, Guaranty had $119,000 of loans that were 90 days or more past due. Of this total, no loans were considered to be non-accrual. At June 30, 2002, the allowance for loan losses was $2.5 million or 1.52% of total loans. Management believes that the allowance for loan losses is adequate to cover loan losses inherent in the loan portfolio at June 30, 2002, and that loans classified as special mention, substandard, doubtful and loss have been adequately reserved. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and net income could be significantly affected, if circumstances differ substantially from assumptions used in making the initial determinations.

Non-interest Income

Non-interest income was $545,000 for the three months ended June 30, 2002, compared with $600,000 for the same period a year ago. This change was primarily due to a decrease in mortgage banking income to $153,000 for the most recent quarter compared to $295,000 for the same period a year ago. For the six months ended June 30, 2002, Guaranty's non-interest income was $1.2 million, a $21,000 increase over the same period a year ago. During 2001, Guaranty changed its mortgage banking business model to sell all residential fixed rate mortgage loans on a servicing released basis. In addition, Guaranty sold its mortgage loan servicing rights related to mortgage loans serviced for others. The revised mortgage banking business model eliminates the secondary market interest rate risk through simultaneously locking a mortgage loan rate with the borrower and a correspondent investor at the same time. The 2001 sale of existing mortgage servicing rights and the continued sale of mortgage loans on a servicing released basis eliminated the valuation volatility associated with retained servicing rights. The results for the three months ended June 30, 2001, included a $35,000 gain in the value of the mortgage loan servicing rights.

Fees on deposit accounts decreased by 7.4% to $189,000 for the most recent quarter compared to $204,000 for the same period a year ago. Investment sales commissions decreased to $38,000 for the three months ended June 30, 2002, compared to $59,000 for the same period a year ago due to reduced sales volume.

Non-interest Expense

Non-interest expense was $2.1 million for the quarter ended June 30, 2002, a $239,000 decrease over the amount reported for the same period last year. The decrease is primarily attributable to the elimination of personnel and occupancy expenses due to the sale of a retail banking office in the suburban Richmond market, the right sizing of administrative function including information technology and mortgage banking administration, and limited marketing expense in the most recent quarter. The expenses related to the suburban Richmond retail banking office were included in the 2001 financial statements until July 2001 when the sale transaction was consummated. Marketing expense was $29,000 for the most recent quarter compared to $54,000 for the same period a year ago. Marketing expense should increase throughout the remainder of 2002 as activity increases. For the six months ended June 30, 2002, Guaranty's non-interest expense was $4.2 million, a 10.3% decrease from $4.7 million for the same period a year ago.


Income Tax Expense

Guaranty recognized income tax expense of $193,000 for the three months ended June 30, 2002, compared to income tax expense of $4,000 for the same period in 2001. The effective tax rate for the most recent quarter was 31.1% compared to 33.8% for the same period a year ago. The lower effective tax rate for the most recent quarter was due to an increase in non-taxable income from bank owned insurance. The net increase in income tax expense between periods was a result of increases in the level of taxable income.


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

Guaranty uses its sources of funds primarily to meet its on-going operating expenses, to pay deposit withdrawals and to fund loan commitments. During the most recent quarter, total loans declined by approximately $700,000 and certificates of deposit declined by approximately $13.6 million. These decreases were a result of strategic decisions. Guaranty has been very targeted in its lending approach and has desired to reduce its funding reliance on certificates of deposit. At June 30, 2002, total approved loan commitments outstanding were approximately $6.0 million. At the same date, commitments under unused lines of credit were approximately $55.8 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2002, were $80.0 million. Management believes that a significant portion of maturing deposits will remain with Guaranty. If these certificates of deposit do not remain with Guaranty, it will have to seek other sources of funding that may be at higher rates or reduce assets.

The reduction in total assets has positively impacted Guaranty's regulatory capital ratios. At June 30, 2002, regulatory capital was in excess of amounts required by Federal Reserve regulations to be considered well capitalized as shown in the following table (dollars in thousands):


                                    Actual         Actual          Amount         Percent         Excess
                                    Amount       Percentage       Required       Required         Amount
                                 ------------   ------------    ------------   ------------    ------------
     Leverage Ratio                 $ 23,489        11.01%       $  8,533         4.00%         $  14,956

     Tier 1 Risk Based Capital        23,489        13.56%          6,929         4.00%            16,560

     Total Risk Based Capital         25,797        14.89%         13,858         8.00%            11,939



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

Guaranty and the Bank have received regulatory approval for an intercompany dividend in an amount sufficient to make the September 15, 2002, payment due on its subordinated debt securities. While the FRB and the BFI have approved all quarterly dividend payment requests since the written agreement was executed, no assurances can be given that future requests will be approved.


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

Part II.  Other Information
---------------------------

Item 1            Legal Proceedings
                           Not Applicable

Item 2            Changes in Securities and Use of Proceeds
                           Not Applicable

Item 3            Defaults Upon Senior Securities
                           Not Applicable

Item 4            Submission of Matters to a Vote of Security Holders

                  On April 25, 2002, the Company's Annual Meeting of Shareholders was held to elect three directors to serve on its Board of Directors for terms of three years each. The results of the votes were as follows:


                                                           For         Withheld
                                                           ---         --------

                           William E. Doyle, Jr.        1,738,435       57,508
                           Jason I. Eckford, Jr.        1,738,435       57,508
                           Harry N. Lewis               1,738,263       57,680


Item 5            Other Information
                           Not Applicable

Item 6            Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                            99.1 Statement of Chief Executive Officer and and Chief Financial Officer Pursuant to 18 USC ss 1350.

                  (b)  Reports on Form 8-K - None

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 GUARANTY FINANCIAL CORPORATION



Date:  August 13, 2002     By:    /s/ William E. Doyle, Jr.
                              --------------------------------------------------
                               William E. Doyle, Jr.
                               President and Chief Executive Officer



Date:  August 13, 2002     By:    /s/ Thomas F. Crump
                              --------------------------------------------------
                               Thomas F. Crump
                               Senior Vice President and Chief Financial Officer