Form 10QSB
period 2002-09-30
GUARANTY FINANCIAL CORP /VA/
filed 2002-11-14
CIK 919967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended                                    Commission File No. 0-25905
September 30, 2002




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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

         As of November 1, 2002, 1,962,777 shares of Common Stock, par value $1.25 per share, were outstanding.

                         GUARANTY FINANCIAL CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX
                                      -----

Part I.  Financial Information                                          Page No.
------------------------------                                          --------

Item 1        Financial Statements

              Consolidated Balance Sheets as of September 30, 2002
              (unaudited) and December 31, 2001                            3

              Consolidated Statements of Operations for the
              Three and Nine Months Ended September 30, 2002 and
              2001 (unaudited)                                             4

              Consolidated Statements of Comprehensive Income
              for the Three and Nine Months Ended September 30, 2002
              and 2001 (unaudited)                                         5

              Consolidated Statements of Cash Flows for the
              Nine Months Ended September 30, 2002 and 2001 (unaudited)    6

              Notes to Consolidated Financial Statements (unaudited)       7

Item 2        Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          10

Item 3        Controls and Procedures                                      16

Part II.  Other Information
---------------------------

Item 1        Legal Proceedings                                            17

Item 2        Changes in Securities                                        17

Item 3        Defaults upon Senior Securities                              17

Item 4        Submission of Matters to a Vote of Security Holders          17

Item 5        Other Information                                            17

Item 6        Exhibits and Reports on Form 8-K                             17

Signatures                                                                 18

Certifications                                                             19

Part I.  Financial Information
------------------------------

Item 1   Financial Statements

                         GUARANTY FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                    September 30,      December 31,
                                                                        2002               2001
                                                                    --------------     ------------
ASSETS                                                               (Unaudited)
Cash and cash equivalents                                                $ 14,485          $ 12,437
Investment securities
   Held-to-maturity                                                           870               970
   Available for sale                                                       7,199            20,567
Investment in FHLB and other stocks                                         1,972             1,972
Loans receivable, net                                                     165,351           177,579
Accrued interest receivable                                                 1,027             1,245
Real estate owned                                                             441               764
Office properties and equipment, net                                        8,066             8,110
Other assets                                                                4,323             1,522
                                                                    --------------    --------------
          Total assets                                                  $ 203,734         $ 225,166
                                                                    ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Interest bearing demand                                               $ 29,188          $ 25,460
   Non-interest bearing demand                                             25,996            22,110
   Money market accounts                                                   27,698            22,394
   Savings accounts                                                        12,766            12,992
   Certificates of deposit                                                 76,766           117,676
                                                                    --------------    --------------
                                                                          172,414           200,632
Bonds payable                                                                 365               595
Advances from Federal Home Loan Bank                                        6,000             1,000
Accrued interest payable                                                       51               137
Payments by borrowers for taxes and insurance                                 309               165
Other liabilities                                                             536               546
                                                                    --------------    --------------
          Total liabilities                                               179,675           203,075
                                                                    --------------    --------------

Convertible preferred securities                                            6,012             6,012
                                                                    --------------    --------------
STOCKHOLDERS' EQUITY
Preferred stock, par value $1 per share, 500,000
   shares authorized, none issued                                               -                 -
Common stock, par value $1.25 per share,
   4,000,000 shares authorized, 1,962,777
   issued and outstanding (1,961,727 in 2001)                               2,453             2,452
Additional paid-in capital                                                  8,960             8,953
Accumulated other comprehensive loss                                          (32)             (695)
Retained earnings                                                           6,666             5,369
                                                                    --------------    --------------
          Total stockholders' equity                                       18,047            16,079
                                                                    --------------    --------------
Total liabilities and stockholders' equity                              $ 203,734         $ 225,166
                                                                    ==============    ==============




           See accompanying notes to consolidated financial statements

                         GUARANTY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)


                                                            Three Months Ended          Nine Months Ended
                                                               September 30,               September 30,
                                                         --------------------------  --------------------------
                                                            2002          2001          2002          2001
                                                         ------------  ------------  ------------  ------------
                                                                 (unaudited)                 (unaudited)
Interest income
   Loans                                                     $ 2,891       $ 3,629       $ 8,866      $ 12,184
   Investment securities                                         260           575         1,070         1,694
                                                         ------------  ------------  ------------  ------------
Total interest income                                          3,151         4,204         9,936        13,878
                                                         ------------  ------------  ------------  ------------

Interest expense
   Deposits                                                      727         2,167         2,858         7,342
   Borrowings                                                    174           161           552           668
                                                          ------------  ------------  ------------  ------------
Total interest expense                                           901         2,328         3,410         8,010
                                                          ------------  ------------  ------------  ------------

Net interest income                                            2,250         1,876         6,526         5,868

Provision for loan losses                                         25            75            75           300
                                                         ------------  ------------  ------------  ------------

Net interest income after provision
      for loan losses                                          2,225         1,801         6,451         5,568

Non-interest income
   Deposit account fees                                          181           184           553           565
   Mortgage banking income                                       259           330           726           800
   Investment sales commissions                                   40            53           104           206
   Gain on sale of Investments                                     4             3            20             3
   Other                                                         154            43           418           201
                                                         ------------  ------------  ------------  ------------
Total noninterest income                                         638           613         1,821         1,775
                                                         ------------  ------------  ------------  ------------

Non-interest expense
   Personnel                                                   1,158         1,226         3,444         3,637
   Occupancy                                                     282           336           853         1,098
   Information services                                          275           302           853           870
   Marketing                                                      59            49           102           166
   Deposit insurance premiums                                      8            27            56            79
   Other                                                         406           415         1,065         1,169
                                                         ------------  ------------  ------------  ------------
Total noninterest expense                                      2,188         2,355         6,373         7,019
                                                         ------------  ------------  ------------  ------------

Income before income taxes                                       675            59         1,899           324
                                                         ------------  ------------  ------------  ------------

Provision for income taxes                                       212            20           602           110
                                                         ------------  ------------  ------------  ------------

Net income                                                     $ 463          $ 39       $ 1,297         $ 214
                                                         ============  ============  ============  ============

Earnings per common share:
  Basic                                                       $ 0.24        $ 0.02        $ 0.66        $ 0.11
                                                         ============  ============  ============  ============

  Diluted                                                     $ 0.23        $ 0.02        $ 0.65        $ 0.11
                                                         ============  ============  ============  ============


          See accompanying notes to consolidated financial statements.

                         GUARANTY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)


                                                                      Three Months Ended               Nine Months Ended
                                                                         September 30,                   September 30,
                                                                  ----------------------------    ----------------------------
                                                                     2002            2001            2002            2001
                                                                  ------------    ------------    ------------   -------------
                                                                           (unaudited)                     (unaudited)
Net income                                                              $ 463            $ 39         $ 1,297           $ 214
                                                                  ------------    ------------    ------------   -------------
Other comprehensive income:
   Unrealized gain on securities available for sale                       389             232           1,006             953
                                                                  ------------    ------------    ------------   -------------
Other comprehensive income, before tax                                    389             232           1,006             953

Income tax expense related to items of other
    comprehensive income                                                 (132)            (79)           (343)           (324)
                                                                  ------------    ------------    ------------   -------------

Other comprehensive income, net of tax                                    257             153             663             629
                                                                  ------------    ------------    ------------   -------------

Comprehensive income                                                    $ 720           $ 192         $ 1,960           $ 843
                                                                  ============    ============    ============   =============


          See accompanying notes to consolidated financial statements.

                         GUARANTY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                        2002          2001
                                                                                        ----          ----
                                                                                            (unaudited)
Operating Activities
      Net Income                                                                        $ 1,297          $ 214
      Adjustments to reconcile net income to net cash provided
           (absorbed) by operating activities:
           Provision for loan losses                                                         75            300
           Provision for loss on sale of other real estate owned                             40              -
           Depreciation and amortization                                                    437          1,105
           Deferred loan fees                                                               (45)           (91)
           Net amortization of premiums and accretion of discounts                          361            131
           Gain on sale of loans                                                           (726)          (916)
           Gain on sale of securities available for sale                                    (20)            (3)
           Originations of loans held for sale                                          (32,566)       (48,905)
           Proceeds from sale of loans                                                   43,416         49,821
           Gain on sale of other real estate owned                                          (18)             -
           Gain on Branch                                                                     -            (79)
           Changes in:
               Accrued interest receivable                                                  218            622
               Other assets                                                                 (30)          (961)
               Accrued interest payable                                                     (86)          (285)
               Prepayments by borrowers for taxes and insurance                             144            319
               Other liabilities                                                            (10)          (370)
                                                                                       --------       --------
Net cash provided by operating activities                                                12,487            902
                                                                                       --------       --------
Investing activities
      Net decrease in loans                                                               1,821         23,074
      Mortgage-backed securities principal repayments                                       250            196
      Purchase of securities held to maturity                                              (406)             -
      Proceeds from maturity of securities held to maturity                                 250              -
      Purchase of securities available for sale                                               -        (18,000)
      Proceeds from sale of securities available for sale                                14,162         15,682
      Proceeds from sale of real estate owned                                               500            757
      Net increase  (decrease) in cash from sale of branch:
           Proceeds from sale of loans                                                        -          4,359
           Sale of Deposits                                                                   -         (7,144)
           Proceeds from sale of office properties, equipment, and land                       -          1,058
      Purchase of bank-owned life insurance                                              (3,000)             -
      Increase in bank-owned life insurance                                                (106)             -
      Origination of servicing rights                                                         -           (331)
      Proceeds from sale of servicing rights                                                  -            826
      Proceeds from sale of office properties and equipment                                  22             33
      Purchase of office properties and equipment                                          (423)          (353)
                                                                                       --------       --------
Net cash provided by investing activities                                                13,070         20,157
                                                                                       --------       --------
Financing activities
      Net increase (decrease) in deposits                                               (28,218)         1,336
      Proceeds from FHLB advances                                                        48,000         36,000
      Repayment of FHLB advances                                                        (43,000)       (50,000)
      Proceeds from issuance of common stock                                                  8              -
      Principal payments on bonds payable, including unapplied payments                    (299)           (87)
                                                                                       --------       --------
Net cash absorbed by financing activities                                               (23,509)       (12,751)
                                                                                       --------       --------
Increase in cash and cash equivalents                                                     2,048          8,308

Cash and cash equivalents, beginning of period                                           12,437         15,550
                                                                                       --------       --------

Cash and cash equivalents, end of period                                               $ 14,485       $ 23,858
                                                                                       ========       ========

          See accompanying notes to consolidated financial statements.


                         GUARANTY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         For the Three and Nine Months Ended September 30, 2002 and 2001
                                   (unaudited)


Note 1  Principles of Presentation

The accompanying consolidated financial statements of Guaranty Financial Corporation ("Guaranty") have not been audited by independent accountants, except for the balance sheet at December 31, 2001. These financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission in regard to quarterly (interim) reporting. In management's opinion, the financial information presented reflects all adjustments, comprised only of normal recurring accruals that are necessary for a fair presentation of the results for the interim periods. Significant accounting policies and accounting principles have been consistently applied in both the interim and annual consolidated financial statements. Certain notes and the related information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-QSB. Therefore, these financial statements should be read in conjunction with Guaranty's Annual Report on Form 10-KSB for the year ended December 31, 2001. The results for the three and nine months ended September 30, 2002, are not necessarily indicative of future financial results.

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

Note 3  Earnings Per Share

Basic earnings per share is based on net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock option plans. The basic and diluted earnings per share for the three and nine months ended September 30, 2002 and 2001, have been determined by dividing net income by the weighted average number of shares of common stock outstanding during these periods. The following table indicates the weighted average shares outstanding for each period.

                                    Three Months Ended                            Nine Months Ended
                            -----------------------------------         ------------------------------------
                            September 30,          September 30,         September 30,         September 30,
                                2002                  2001                   2002                 2001
                            -------------          -------------         -------------         -------------
Basic shares                    1,962,777              1,961,727             1,962,777             1,961,727
Diluted shares                  1,985,501              1,961,727             1,984,254             1,961,727


Note 4  Loans

The loan portfolio is comprised of the following:


                                          September 30,       December 31,
                                               2002               2001
                                          -------------       ------------
                                                    (In thousands)
Mortgage loans:
  Residential                                    $ 24,086           $ 39,864
  Commercial                                        9,474             16,277
  Construction and land loans                      37,447             36,307
                                                ---------          ---------
  Total real estate loans                          71,007             92,448
Commercial business loans                          72,927             66,603
Consumer loans                                     23,872             20,973
                                                ---------          ---------
  Total loans receivable                          167,806            180,024
Adjustments:
  Allowance for losses                             (2,533)            (2,512)
  Deferred costs                                       78                 67
                                                ---------          ---------
Total loans receivable, net                     $ 165,351          $ 177,579
                                                =========          =========


Note 5  Allowance for Loan Loss

The following is a summary of transactions in the allowance for loan loss:


                                        September 30,          December 31,
                                           2002                   2001
                                        -------------          ------------
                                                  (In thousands)

Balance at January 1                       $ 2,512                $ 2,396
Provision charged to operating expense          75                    333
Recoveries added to the reserve                  3                      9
Loans charged off                              (57)                  (226)
                                           -------                -------
Balance at the end of the period           $ 2,533                $ 2,512
                                           =======                =======

Note 6  Investments

The investment portfolio was comprised of the following:


                                                    September 30,         December 31,
                                                         2002                 2001
                                                   -----------------    -----------------
                                                                (In thousands)
Held to maturity:
     Mortgage-backed securities                         $       470            $     720
     U.S. Government obligations                                400                  250

Available for sale:
     Corporate Bonds                                          3,191               12,597
     U.S. Government obligations                              4,008                7,970

Other:
     Federal Home Loan Bank stock                             1,550                1,550
     Federal Reserve Bank & other stocks                        422                  422
                                                        ------------            ---------
                                                        $    10,041            $  23,509
                                                        ============            ==========

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

Analysis of Financial Condition

Total assets decreased 9.5% to $203.7 million at September 30, 2002, from $225.2 million at December 31, 2001. Cash and cash equivalents increased $2.1 million or 16.5%, to $14.5 million at September 30, 2002, from $12.4 million at December 31, 2001. Net loans were $165.4 million at September 30, 2002, a decrease of $12.2 million, or 6.9%, from net loans of $177.6 million at December 31, 2001. Total deposits at September 30, 2002, were $172.4 million compared to $200.6 million at December 31, 2001. FHLB borrowings were $6.0 million at September 30, 2002, compared to $1.0 million at December 31, 2001. Total stockholders' equity at September 30, 2002, increased by $1.9 million to $18.0 million from $16.1 million at December 31, 2001.

The factors causing the fluctuations in the major balance sheet categories are further discussed in the following sections.

Loans

During the first nine months of 2002, Guaranty continued to strategically reposition its loan portfolio. Net loans receivable decreased by 6.9% to $165.4 million at September 30, 2002, from $177.6 million at December 31, 2001. This change was primarily attributable to a $15.8 million reduction in residential mortgage loans and a $6.8 million reduction in commercial mortgage loans which offset a $6.3 million increase in commercial business loans. During the nine months ended September 30, 2002, Guaranty originated $32.6 million in residential mortgage loans and sold $42.7 million in residential mortgage loans in the secondary market. Residential mortgage loans held for sale were $1.7 million at September 30, 2002, down from $14.3 million at December 31, 2001. Other segments of the loan portfolio were relatively constant during the first nine months of 2002.


Investments

Total investments declined by 57.3% to $10.0 million at September 30, 2002, compared to $23.5 million at December 31, 2001. The majority of this change was due to the sale of long term corporate bonds which reduced the Company's interest rate and credit risk.

Real Estate Owned

Real estate owned decreased to $441,000 at September 30, 2002, from $764,000 at December 31, 2001. The decline was primarily due to the sale of a residential property during the period. The remainder of real estate owned consists of one residential house and developed lots listed for sale. No material losses are anticipated on the ultimate sale of these properties.

Office Properties and Equipment

Guaranty's investment in office properties and equipment remained constant at $8.1 million for September 30, 2002, and December 31, 2001.

Other Assets

Other assets increased to $4.3 million at September 30, 2002, primarily due to the purchase of $3.0 million of bank owned life insurance.

Deposits

The Company's continued emphasis on attracting low cost deposits and providing full service banking relationships to its customer base resulted in demand accounts increasing by 16.0% to $55.2 million from $47.6 million at December 31, 2001. For the same time periods, money market accounts increased by 23.7% to $27.7 million from $22.4 million. Deposits were $172.4 million at September 30, 2002, a decrease of $28.2 million, or 14.1%, from total deposits of $200.6 million at December 31, 2001. Certificates of deposit comprise 44.5% of total deposits at September 30, 2002, compared to 58.7% at December 31, 2001.

FHLB Borrowings

Guaranty's borrowings from the Federal Home Loan Bank ("FHLB") at September 30, 2002 increased to $6.0 million from $1.0 million at December 31, 2001. Guaranty was able to reduce its overall cost of funds by increasing its borrowings from the FHLB. At September 30, 2002, Guaranty's available but unused borrowings with the FHLB were approximately $14.7 million.

Stockholders' Equity

Stockholders' equity at September 30, 2002, increased by 12.2% to $18.0 million from $16.1 million at December 31, 2001. The primary factors for the increase were the year to date net income of $1.3 million and $8,000 related to the issuance of 1,050 shares for the 2002 annual retainer for outside directors, and an increase in the market value of Guaranty's available for sale investments by approximately $663,000.

Results of Operations

Net Income

Guaranty reported net income of $463,000 ($.23 per diluted share) for the three months ended September 30, 2002, compared with a net income of $39,000 ($.02 per diluted share) for the three months ended September 30, 2001. The increase in the net income was primarily due to the combination of increased net interest income, reduced operating expenses and a lower provision for loan loss. Net Income of $1.3 million for the nine months ended September 30, 2002 was an improvement over the $214,000 reported for the same period a year ago.

Net Interest Income

Net interest income increased to $2.3 million for the three months ended September 30, 2002, from the $1.8 million reported during the same period in 2001. The primary cause for the increase in net interest income was a decline in the average cost of interest bearing liabilities which more than offset a decline in the average balance and average yield of interest earning assets for the most recent quarter. For these same periods, the cost of interest bearing liabilities declined by 239 basis points to 2.20%. The primary cause of this decline was a 258 basis point decline in the cost of certificates of deposit which reflected the downward trend in interest rates during this time period. For the same time periods, the yield on loans decreased by 100 basis points to 6.94%, primarily due to the impact of prime rate reductions throughout 2001 on adjustable rate loans. The net interest margin increased to 4.82% for the most recent quarter from 3.39% for the same period a year ago. Average earning assets for the three months ended September 30, 2002, were $185.2 million compared to $219.9 million for the same period in 2001. Average loans outstanding declined by $16.1 million to $165.3 million and average investment securities declined by $13.5 million to $15.0 million. For the same periods, average certificates of deposit decreased by $55.9 million to $80.9 million. The following table summarizes the factors determining net interest income (dollars in thousands).


                                          Three Months        Three Months         Nine Months          Nine Months
                                              Ended               Ended               Ended                Ended
                                          September 30,       September 30,       September 30,        September 30,
                                              2002                2001                 2002                2001
                                        ------------------  ------------------   -----------------   ------------------

    Avg. Interest Earning Assets            $185,196            $219,909             $193,438            $228,552

            Average Yield                     6.75%               7.58%               6.87%                8.12%

  Avg. Interest Bearing Liabilities         $162,136            $201,203             $171,702            $212,299

            Average Cost                      2.20%               4.59%               2.66%                5.04%

         Net Interest Spread                  4.55%               3.00%               4.21%                3.07%

         Net Interest Margin                  4.82%               3.39%               4.51%                3.43%



Provision for Loan Losses

Guaranty recorded a provision of $25,000 and $75,000 for the three months ended September 30, 2002 and 2001, respectively. The decrease in the provision for the current year resulted from the decrease in the size of the loan portfolio and the increased level of the allowance for loan losses as a percentage of total loans. The allowance for loan losses is maintained at a level considered by management to be adequate to absorb future loan losses currently inherent in the loan portfolio. Management's assessment of the adequacy of the allowance is based upon type and volume of the loan portfolio, past loan loss experience, existing and anticipated economic conditions, and other factors that deserve current recognition in estimating future loan losses. Management's assessment of the adequacy of the allowance is subject to evaluation and adjustment by Guaranty's regulators.

There were loan charge-offs for the three months ended September 30, 2002 of $10,000, compared to $87,000 for the same period a year ago. At September 30, 2002, Guaranty had $119,000 of loans that were 90 days or more past due, while loans totaling $1.9 million were considered to be non-accrual. At September 30, 2002, the allowance for loan losses was $2.5 million or 1.51% of total loans. Management believes that the allowance for loan losses is adequate to cover loan losses inherent in the loan portfolio at September 30, 2002, and that loans classified as special mention, substandard, doubtful and loss have been adequately reserved. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and net income could be significantly affected, if circumstances differ substantially from assumptions used in making the initial determinations.

Non-interest Income

Non-interest income was $638,000 for the three months ended September 30, 2002, compared with $613,000 for the same period a year ago. This change was primarily due to a decrease in mortgage banking income to $259,000 for the most recent quarter compared to $330,000 for the same period a year ago. During 2001 Guaranty changed its mortgage banking business model to sell all residential fixed rate mortgage loans on a servicing released basis. In addition, Guaranty sold its mortgage loan servicing rights related to mortgage loans serviced for others. The revised mortgage banking business model eliminates the secondary market interest rate risk through simultaneously locking a mortgage loan rate with the borrower and a correspondent investor at the same time. The 2001 sale of existing mortgage servicing rights and the continued sale of mortgage loans on a servicing released basis eliminated the valuation volatility associated with retained servicing rights.

Fees on deposit accounts decreased by 1.6% to $181,000 for the most recent quarter compared to $184,000 for the same period a year ago. The decline was due to the price reduction of certain consumer and small business account fees in order to increase the competitiveness of those accounts. Investment sales commissions decreased to $40,000 for the three months ended September 30, 2002, compared to $53,000 for the same period a year ago due to reduced sales volume. The current quarter included a $53,000 increase in the cash surrender value of bank owned life insurance related to policies purchased in the first quarter of 2002.

Non-interest Expense

Non-interest expense was $2.2 million for the quarter ended September 30, 2002, a $167,000 decrease over the amount reported for the same period last year. The decrease is primarily attributable to the right sizing of administrative functions and the elimination of personnel and occupancy expenses due to the sale of a retail banking office in the suburban Richmond market in July 2001. The expenses related to the suburban Richmond retail banking office were included in the 2001 financial statements until July 2001 when the sale transaction was consummated. The most recent quarter included a $30,000 charge related to impaired assets in the relocation of the Company's Downtown Charlottesville branch.


Income Tax Expense

Guaranty recognized income tax expense of $212,000 for the three months ended September 30, 2002, compared to income tax expense of $20,000 for the same period in 2001. The effective tax rate for the most recent quarter was 31.4% compared to 33.9% for the same period a year ago. The lower effective tax rate for the most recent quarter was due to an increase in non-taxable income from bank owned insurance. The net increase in income tax expense between periods was a result of increases in the level of taxable income.


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

Guaranty uses its sources of funds primarily to meet its on-going operating expenses, to pay deposit withdrawals and to fund loan commitments. During the most recent quarter, total loans declined by approximately $2.5 million and certificates of deposit declined by approximately $12.9 million. These decreases were a result of strategic decisions. Guaranty has been very targeted in its lending approach and has desired to reduce its funding reliance on certificates of deposit. At September 30, 2002, total approved loan commitments outstanding were approximately $5.0 million. At the same date, commitments under unused lines of credit were approximately $56.6 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2002, were $65.3 million. Management believes that a significant portion of maturing deposits will remain with Guaranty. If these certificates of deposit do not remain with Guaranty, it will have to seek other sources of funding that may be at higher rates or reduce assets.

The reduction in total assets has positively impacted Guaranty's regulatory capital ratios. At September 30, 2002, regulatory capital was in excess of amounts required by Federal Reserve regulations to be considered well capitalized as shown in the following table (dollars in thousands):



                                          Actual          Actual            Amount        Percent            Excess
                                          Amount        Percentage          Required      Required           Amount
                                          ------        ----------          --------      --------           ------
     Leverage Ratio                      $ 24,093          11.75%           $  8,204         4.00%         $  15,889

     Tier 1 Risk Based Capital             24,093          14.29%                            4.00%            17,350

     Total Risk Based Capital              26,205          15.54%             13,486         8.00%            12,719



Regulatory Issues

In October 2000, Guaranty and the Bank entered into a written agreement with the Federal Reserve Bank of Richmond and the Bureau of Financial Institutions of the Commonwealth of Virginia with respect to various operating policies and procedures. Under the terms of the agreement, Guaranty was restricted from paying future dividends or incurring any debt at the parent company level without prior regulatory approval. In addition, the Bank was prohibited from paying intercompany dividends to Guaranty without prior regulatory approval.
This agreement was terminated, and as a result the restriction and the prohibition described above were lifted, effective October 18, 2002.

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

ITEM 3.  Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. Within the 90 day period prior to the filing of this report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company's disclosure controls and procedures were effective.

Internal Controls

The Company maintains internal accounting controls that are designed to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles or any other criteria applicable to such statements. There were no significant changes to the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the most recent evaluation by the Chief Executive Officer and Chief Financial Officer.

Part II.  Other Information
---------------------------

Item 1            Legal Proceedings
                           Not Applicable

Item 2            Changes in Securities
                           Not Applicable

Item 3            Defaults Upon Senior Securities
                           Not Applicable

Item 4            Submission of Matters to a Vote of Security Holders
                           Not Applicable

Item 5            Other Information
                           Not Applicable

Item 6            Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           99.1     Statement  of Chief  Executive  Officer  and
                                    Chief  Financial   Officer  Pursuant  to  18
                                    U.S.C. ss. 1350

                  (b)      Reports on Form 8-K - None

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GUARANTY FINANCIAL CORPORATION



Date:  November 14, 2002          By:  /s/ William E. Doyle, Jr.
                                       --------------------------------------
                                       William E. Doyle, Jr.
                                       President and Chief Executive Officer



Date:  November 14, 2002          By:  /s/ Thomas F. Crump
                                       --------------------------------------
                                       Thomas F. Crump
                                       Senior Vice President and Chief
                                       Financial Officer

                                 CERTIFICATIONS
                                 --------------

         I, William E. Doyle, Jr., certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Guaranty Financial Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b)  any  fraud,   whether  or  not  material,   that  involves
         management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002                   /s/ William E. Doyle, Jr.
                                           William E. Doyle, Jr.
                                           President and Chief Executive Officer

                                 CERTIFICATIONS
                                 --------------

         I, Thomas F. Crump, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Guaranty Financial Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b)  any  fraud,   whether  or  not  material,   that  involves
         management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002                      /s/ Thomas F. Crump
                                              Thomas F. Crump
                                              Senior Vice President and
                                              Chief Financial Officer

                                 Exhibit Index

               Exhibit No.

                  99.1 Certification Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

                  99.2 Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350