Form 10KSB
period 2002-12-31
GUARANTY FINANCIAL CORP /VA/
filed 2003-03-31
CIK 919967

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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
                                                       Yes    X       No
                                                            ------       ------

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's gross income for its most recent fiscal year was $15,306,120.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing sales price of such stock as of February 28, 2003 was approximately $21,166,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         The number of outstanding shares of Common Stock as of February 28, 2003 was 1,978,377.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement for the 2003 Annual Meeting of Shareholders - Part III

                                TABLE OF CONTENTS

                                     PART I

                                                                           Page
                                                                           ----

ITEM 1.  DESCRIPTION OF BUSINESS.............................................3

ITEM 2.  DESCRIPTION OF PROPERTY............................................12

ITEM 3.  LEGAL PROCEEDINGS..................................................13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                      OF SECURITY HOLDERS...................................13

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
                       STOCKHOLDER MATTERS..................................13

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS...................14

ITEM 7.  FINANCIAL STATEMENTS.............................................. 36

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE................37

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                      CONTROL PERSONS; COMPLIANCE WITH SECTION
                      16(a) OF THE EXCHANGE ACT.............................37

ITEM 10. EXECUTIVE COMPENSATION.............................................37

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT AND RELATED
                      STOCKHOLDER MATTERS...................................37

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................38

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.............................38

ITEM 14. CONTROLS AND PROCEDURES............................................39

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

         The Bank is a community bank that provides a broad range of commercial and retail banking services. Guaranty's principal business activities are attracting checking and savings deposits from local businesses and the general public through its retail banking offices and originating, servicing, investing in and selling loans. Of Guaranty's $165.4 million of gross loans outstanding at December 31, 2002, 23.3% represented construction and land loans, 51.1% represented commercial business and commercial real estate loans, and 12.2% represented residential first mortgages. Guaranty also lends funds to retail banking customers by means of home equity, installment loans, and multi-family dwellings. In addition, Guaranty offers consumer loans and government-insured and conventional small business loans. Guaranty invests in certain United States government and agency obligations and other investments permitted by applicable laws and regulations.

         Guaranty's main office is located at 1658 State Farm Boulevard, Charlottesville, Virginia 22911 and the telephone number is (434) 970-1100.

Market Area

         Guaranty is headquartered in Charlottesville, Virginia. Charlottesville and its surrounding area had a collective population of approximately 120,000 in 2000 according to census figures. It is located in central Virginia 110 miles southwest of Washington, D.C. and 70 miles west of Richmond, Virginia, and includes the University of Virginia, the area's largest employer. Guaranty operates six full service retail branches, which serve Charlottesville, Albemarle County, and Fluvanna County, Virginia.

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

         In the normal course of business, Guaranty makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its annual financial statements including commitments to extend credit. At December 31, 2002, commitments to extend credit totaled $52.4 million.

Construction Lending

         Guaranty makes local construction loans, primarily residential, and land acquisition and development loans. The construction loans are secured by residential houses under construction and the underlying land for which the loan was obtained. At December 31, 2002, construction, land and land development loans outstanding were $38.5 million, or 23.3%, of gross loans. Approximately 95% of these loans are concentrated in the Richmond and Charlottesville, Virginia markets. The average life of a construction loan is approximately nine months and they reprice monthly to meet the market, typically prime plus one percent. Because the interest rate charged on these loans floats with the market, they help Guaranty in managing its interest rate risk. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or home under construction, which value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, Guaranty generally limits loan amounts to 75% to 80% of appraised value, in addition to analyzing the creditworthiness of its borrowers. Guaranty also obtains a first lien on the property as security for its construction loans and typically requires personal guarantees from the borrower's principal owners.

Commercial Business Loans

         Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have higher yields. To manage these risks, Guaranty generally obtains appropriate collateral and personal guarantees from the borrower's principal owners and monitors the financial condition of its business borrowers. Residential mortgage loans generally are made on the basis of the borrower's ability to make repayment from his employment and other income and are secured by real estate whose value tends to be readily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower's ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate. Guaranty has a loan review and monitoring process to regularly assess the repayment ability of commercial borrowers. At December 31, 2002, commercial loans totaled $76.6 million, or 46.3% of the total loan portfolio.

Commercial Real Estate Lending

         Commercial real estate loans are secured by various types of commercial real estate in Guaranty's market area, including multi-family residential buildings, commercial buildings and offices, small shopping centers and churches. At December 31, 2002, commercial real estate loans aggregated $7.9 million or 4.8% of Guaranty's gross loans.

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

         Typically, all fixed rate mortgage loans are originated with the intent to sell. In order to meet community needs and retain a competitive edge, the bank occasionally originates non-conforming fixed rate loans. At December 31, 2002, $8.9 million, or 5.4%, of Guaranty's loan portfolio consisted of fixed rate mortgage loans.

         Guaranty also originates a non-conforming adjustable rate product with a higher entry level rate and margin than that of the conforming adjustable rate products. This non-conforming loan provides yet another outlet for loans not meeting investor guidelines. The Bank has no current investor relationship for selling this ARM product. Interest rates on adjustable rate products offered by the Bank are tied to One, Three, Five or Seven Year United States Treasury bills. Guaranty's ARM products contain interest rate caps at adjustment periods and rate ceilings based on a cap over and above the original interest rate. At December 31, 2002, $11.2 million, or 6.8%, of the Bank's loan portfolio consisted of adjustable rate mortgages.

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

Consumer Lending

         Guaranty offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans, installment and demand loans, credit cards, and home equity lines of credit and loans. At December 31, 2002, Guaranty had consumer loans of $22.2 million or 13.4% of gross loans. Such loans are generally made to customers with which Guaranty has a pre-existing relationship. Guaranty currently originates all of its consumer loans in its geographic market area. Most of the consumer loans are tied to the prime lending rate and reprice monthly.

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

Employees

         At December 31, 2002, Guaranty had 87 full-time and 4 part-time employees. None of Guaranty's employees are represented by any collective bargaining unit.

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

         Payment of Dividends. Guaranty is a legal entity separate and distinct from its banking and other subsidiaries. The majority of Guaranty's revenues will result from dividends paid to Guaranty by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends that it can pay. In addition, both Guaranty and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. Guaranty does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends. During the year ended December 31, 2002, the Bank declared $420,875 in dividends payable to Guaranty.

         In October 2000, Guaranty and the Bank entered into a Written Agreement with the Federal Reserve Bank of Richmond (the "FRB-Richmond") and the Bureau of Financial Institutions that provided for certain restrictions on the declaration and payment of dividends by either Guaranty or the Bank. Guaranty and the Bank were released from the Written Agreement in October of 2002. Additional information on this agreement is set forth in "Item 5. Market for Common Equity and Related Stockholder Matters" below.

         Insurance of Accounts, Assessments and Regulation by the Federal Deposit Insurance Corporation (the "FDIC"). The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law. The deposits of the Bank are subject to the deposit insurance assessments of the Bank Insurance Fund ("BIF") of the FDIC.

         The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors (including supervisory evaluations). Depository institutions insured by the BIF that are "well capitalized" and that present few or no supervisory concerns, are required to pay only the statutory minimum assessment of $2,000 annually for deposit insurance, while all other banks are required to pay premiums ranging from .03% to .27% of domestic deposits. The Bank's deposit insurance assessment was .10% of deposits per year in 2000 and was .03% of deposits per year in 2001 and 2002. These rate schedules are subject to future adjustments by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time. However, because the legislation enacted in 1996 requires that both Savings Association Insurance Fund insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation, the FDIC is assessing BIF-insured deposits an additional 1.30 basis points per $100 of deposits to cover those obligations.

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

         The federal banking agencies also have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. As of December 31, 2002, Guaranty and the Bank were classified as well capitalized.

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

Forward Looking Statements

         Certain statements in this annual report are forward-looking and may be identified by the use of words such as "believe", "expect", "anticipate", "should", "planned", "estimated", and "potential". These statements are based on Guaranty's current expectations. A variety of factors could cause Guaranty's actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of Guaranty's business include interest rate movements, competition from both financial and non-financial institutions, the timing and occurrence (or nonoccurence) of transactions and events that may be subject to circumstances beyond Guaranty's control, and general economic conditions.

Item 2.           Description of Property.

         As of March 1, 2003, Guaranty conducted its business from its main office in Charlottesville, Virginia and six branch offices. The following table provides certain information with respect to these properties:


Location                                         Date Facility Opened          Lease Arrangements
--------                                         --------------------          ------------------
Main Office:

1658 State Farm Boulevard                                1996                  Owned by Guaranty
Charlottesville, Virginia

Branch Offices:

Downtown Mall                                            2002                  Lease  expires  in 2012,  subject to
400 East Main Street                                                           Guaranty's  right to  renew  for two
Charlottesville, Virginia                                                      additional five-year terms

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

Route 29 North & Rio Road                                1996                  Lease  expires  in 2012,  subject to
1700 Seminole Trail                                                            Guaranty's  right to  renew  for two
Charlottesville, Virginia                                                      additional five-year terms

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

                           Market Price and Dividends

                                          Sales Price ($)
                                          ---------------

                                          High          Low       Dividends ($)
                                          ----          ---       -------------

Fiscal Year Ended December 31, 2001:
         1st quarter                       9.000        5.000          --
         2nd quarter                       8.250        7.500          --
         3rd quarter                       8.500        7.270          --
         4th quarter                       9.000        7.500          --


Fiscal Year Ended December 31, 2002:
         1st quarter                      10.950        8.000          --
         2nd quarter                      13.750       10.200          --
         3rd quarter                      14.120       12.200          --
         4th quarter                      14.600       12.500          --


         In October 2000, both Guaranty and the Bank entered into a written agreement with the FRB-Richmond and the Bureau of Financial Institutions. Among the restrictions included in the Written Agreement was a requirement that any dividends paid or declared by either Guaranty or the Bank be approved by both the FRB-Richmond and the Bureau of Financial Institutions. Following the initiation of the written agreement, Guaranty's Board of Directors decided to suspend dividend payments on Guaranty's Common Stock. The timing, amount and payment of future dividends on Guaranty's Common Stock is at the discretion of Guaranty's Board of Directors subject to the written approval by both the FRB-Richmond and the Bureau of Financial Institutions and will depend upon the earnings of Guaranty and its subsidiaries, principally the Bank, the financial condition of Guaranty and other factors, including general economic conditions and applicable governmental regulations and policies. Guaranty and the Bank were released from the Written Agreement in October 2002.

         Guaranty is a legal entity separate and distinct from its subsidiaries, and its revenues depend primarily on the payment of dividends from the Bank.

         As of February 28, 2003, Guaranty had approximately 987 shareholders of record.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following commentary discusses major components of the business of Guaranty Financial Corporation (Guaranty) and presents an overview of its consolidated financial position and results of operations at December 31, 2002 and 2001, and for the years ended December 31, 2002, 2001 and 2000. This discussion should be reviewed in conjunction with the consolidated financial statements, the summary of accounting policies and accompanying notes and other statistical information presented elsewhere in this annual report.

Overview

Guaranty is headquartered in Charlottesville, Virginia and conducts almost all of its operations through its subsidiary, Guaranty Bank. Guaranty Bank is a community bank serving the Charlottesville and Fluvanna markets. Guaranty Bank (the "Bank") operated eight branch locations throughout the year 2002, one of which was located in the Harrisonburg market. The Bank closed on the sale of the Harrisonburg branch to FNB Southeast, on January 24, 2003.

Guaranty made tremendous progress during calendar year 2002, which was the second year of its strategic repositioning to become a high performing banking company. Management continued to focus on initiatives that were established in 2001 to improve earnings. Guaranty realized substantial growth in earnings and maintained a high level of asset quality, even while experiencing a continued decline in the Federal Reserve's discount rate, which underwent an additional 50 basis point reduction in the fourth quarter of 2002, to .75%. As a result of Guaranty's focused effort on attracting low-cost deposits, the net interest margin widened year-over-year from 3.51 to 4.58%.

In October 2000, Guaranty and the Bank, entered into a Written Agreement (the "Agreement") with the Federal Reserve Bank of Richmond and the Bureau of Financial Institutions with respect to various operating policies and procedures. As a result of the Agreement, the Bank revised its asset/liability management, liquidity, risk management, loan administration and capital adequacy policies. Guaranty addressed all of the issues raised in the Agreement and gained formal written relief from the Agreement in October 2002. As a result of the Agreement, Guaranty suspended dividends to its common shareholders from the third quarter of 2000 through the fourth quarter of 2002. Guaranty's Board of Directors re-instated a dividend to shareholders on January 23, 2003, in the amount of 7.5 cents per share for shareholders of record as of January 29, 2003, payable February 10, 2003.

Guaranty's 2002 financial performance reflected a planned reduction in total assets. This planned reduction in total assets is indicative of Guaranty's emphasis changing from aggressive growth to profitability management. Combined with increased earnings, the net result increased regulatory capital ratios for both Guaranty and the Bank.

Net Income

Net income for the year ended December 31, 2002, was $1,763,000 ($.89 per diluted share), which represented a $1,245,000, or 240% increase over the net income for the prior year. Factors that significantly contributed to the increased net income were higher net interest income, lower loan loss provision, and decreased personnel and occupancy expenses, offset by lower mortgage banking fees, investment commissions and an increased provision for income taxes.

Net income for the year ended December 31, 2001, was $518,000 ($.26 per diluted share), an $89,000 decrease from the net income reported for the prior year. Decreased net income was due to a reduction in net interest income caused by the impact of declining interest rates on a short-term asset sensitive balance sheet. Increases in operating expenses primarily related to severance expenses arising from management changes also negatively impacted net income for 2001. These changes more than offset increased mortgage banking income and a reduction in the provision for possible loan losses.

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

Net interest income was $8.7 million for the year ended December 31, 2002, a 10.3% increase from $7.9 million in net interest income for the year ended December 31, 2001. The net interest margin was 4.58% for the year ended December 31, 2002, a 107 basis point increase over net interest margin of the prior year. Interest on deposits decreased year-over-year by 61.2%, falling from $8.9 million to $3.5 million. This decrease was the result of a focused effort to attract and retain low-cost deposits, coupled with lower market rates. The average cost of deposits decreased 233 basis points, from 4.57% to 2.24% from December 31, 2001 to December 31, 2002. The impact of lower interest rates offered by the Bank to deposit customers was offset to a certain extent by lower interest earned on interest earning assets. Interest income generated by loans fell from $15.5 million to $11.6 million, a 24.6% decrease. The average yield on loans fell by 118 basis points, to 6.99% for the year ended December 31, 2002, from 8.17% for the prior year. Interest earned on investments decreased by $984,000, predominantly due to lower balances in the investment portfolio. If there are additional prime rate decreases in 2003, the net interest margin will be negatively impacted, as the yield on interest earning assets will generally fall faster than the cost of interest bearing liabilities. Guaranty's net interest margin will be positively impacted by stable or rising rates in 2003.

Net interest income was $7.9 million for the year ended December 31, 2001, a 19.4% decrease from $9.8 million in net interest income for the prior year. The net interest margin for the year ended December 31, 2001, was 3.51%, a 48 basis point decline from 3.99% in the prior year. The net interest margin was compressed throughout 2001 as interest rates on earning assets fell faster than the corresponding decrease in interest rates paid on deposits. During 2001, the yield on the loan portfolio fell by 125 basis points while the cost of interest bearing deposits declined by 62 basis points. This difference was due to the impact of loans with interest rates tied to the prime rate repricing immediately with each rate reduction. In contrast, certificates of deposit are generally issued with maturities of twelve months and the interest rate paid usually does not adjust until maturity. Net interest income was also negatively impacted by a reduction in average loans outstanding to $189.1 million in 2001 from $213.4 million during the prior year.

Net interest income was $9.8 million for the year ended December 31, 2000, 26.5% greater than the $7.7 million reported for the year ended December 31, 1999. The improvement in net interest income reflected higher loan and investment yields, higher average balances and an increased gap between the amount of earning assets and the amount of interest bearing liabilities. The net interest margin increased due to Guaranty shifting its asset base into both commercial and consumer loans and away from more conservatively priced residential mortgage loans. The net interest margin for the year ended December 31, 2000, increased by 56 basis points to 3.99% as compared to the prior year-end. The increase was due to a 97 basis point increase in the yield on earning assets, which exceeded the 54 basis point increase in the cost of interest bearing liabilities.

The following table sets forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders' equity and the related income, expense and corresponding weighted average yields and costs.

                                                                       Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                2002                          2001                         2000
------------------------------------------------------------------------------------------------------------------------------------
                                              Interest   Average            Interest   Average           Interest    Average
                                     Average   Income/   Yield/    Average   Income/   Yield/    Average  Income/    Yield/
(Dollars in thousands)               Balance   Expense    Rate     Balance   Expense    Rate     Balance  Expense     Rate
------------------------------------------------------------------------------------------------------------------------------------
Assets
Interest earning assets:
  Securities                        $ 17,226    $ 1,086    6.30%   $ 28,303   $ 1,855    6.55%  $ 25,065   $ 1,786     7.13%
  Loans                              166,634     11,649    6.99%    189,135    15,451    8.17%   213,353    20,103     9.42%
  Interest bearing deposits
   in other banks                      6,078        120    1.97%      7,381       336    4.55%     6,668       469     7.03%
------------------------------------------------------------------------------------------------------------------------------------
  Total interest-earning assets/
   total interest income             189,938     12,855    6.77%    224,819    17,642    7.85%   245,086    22,358     9.12%
------------------------------------------------------------------------------------------------------------------------------------
  Non-interest earning assets:
   Cash and due from banks             8,551                          8,134                        6,599
   Premises and equipment              8,185                          9,245                        9,454
   Other assets                        4,975                          4,504                        4,876
   Less allowance for loan
     losses                           (2,531)                       (2,523)                       (1,798)
------------------------------------------------------------------------------------------------------------------------------------
   Total non-interest earning
     assets                           19,180                         19,360                       19,131
------------------------------------------------------------------------------------------------------------------------------------
   Total Assets                     $209,118                       $244,179                     $264,217
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Interest bearing liabilities:
  Interest bearing deposits:
  Demand accounts                  $  27,057         87    0.32%   $ 23,344       243    1.04%  $ 20,151       328     1.63%
  MMDA accounts                       24,864        381    1.53%     21,170       674    3.18%    21,883     1,000     4.57%
  Savings                             13,103         63    0.48%     11,643       195    1.67%    10,922       245     2.24%
  Certificates of deposit             89,635      2,933    3.27%    139,438     7,821    5.61%   149,787     8,949     5.97%
------------------------------------------------------------------------------------------------------------------------------------
  Total interest bearing
   deposits                          154,659      3,464    2.24%    195,595     8,933    4.57%   202,743    10,522     5.19%
------------------------------------------------------------------------------------------------------------------------------------
  FHLB advances and other
   borrowings                          6,136        120    1.96%      4,608       237    5.14%    22,774     1,485     6.50%
  Trust preferred bonds                6,013        481    8.00%      6,013       481    8.00%     6,017       465     7.71%
  Bonds payable                          486         90   18.52%        739       105   14.21%       881       105    11.92%
------------------------------------------------------------------------------------------------------------------------------------
  Total interest bearing
   liabilities/total interest
   expense                           154,659      4,155    2.48%    206,955     9,756    4.71%   232,415    12,577     5.41%
------------------------------------------------------------------------------------------------------------------------------------
  Non-interest bearing liabilities:
  Demand deposits                     22,879                         18,755                       14,409
  Other liabilities                    1,397                          2,259                        1,991
------------------------------------------------------------------------------------------------------------------------------------

   Total liabilities                 191,570                        227,969                      248,815
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                  17,548                         16,210                       15,402
------------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and
   Stockholders' equity             $209,118                       $244,179                     $264,217
------------------------------------------------------------------------------------------------------------------------------------
Interest spread (1)                                        4.29%                         3.13%                         3.71%
Net interest income/net interest
  margin (2)                                     $8,700    4.58%              $ 7,886    3.51%              $9,781     3.99%
====================================================================================================================================

(1)Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(2)Net interest margin is net interest income, expressed as a percentage of average earning assets.

The following table describes the impact on Guaranty's interest income resulting from changes in average balances and average rates for the periods indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                                                           Year Ended December 31, 2002         Year Ended December 31, 2001
                                                                    compared to                          compared to
                                                           Year Ended December 31, 2001         Year Ended December 31, 2000
                                                                  Change Due To:                       Change Due To:
------------------------------------------------------------------------------------------------------------------------------------
                                                                               Increase                            Increase
(Dollars in thousands)                                     Rate      Volume   (Decrease)        Rate    Volume    (Decrease)
------------------------------------------------------------------------------------------------------------------------------------
Interest income:
  Securities                                           $     (71)   $  (698)  $   (769)      $  (143)  $   212    $    69
  Loans                                                   (2,229)    (1,573)    (3,802)       (2,674)   (1,978)    (4,652)
  Interest bearing deposits
   in other banks                                           (190)       (26)      (216)         (165)       32       (133)
------------------------------------------------------------------------------------------------------------------------------------
     Total interest income                                (2,490)    (2,297)    (4,787)       (2,982)   (1,734)    (4,716)
------------------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest bearing deposits:
   Demand accounts                                          (168)        12       (156)         (118)       33        (85)
   MMDA accounts                                            (350)        57       (293)         (303)      (23)      (326)
   Savings                                                  (139)         7       (132)          (62)       12        (50)
   Certificates of deposit                                (3,258)    (1,630)    (4,888)         (548)     (580)    (1,128)
------------------------------------------------------------------------------------------------------------------------------------
     Total interest bearing deposits                      (3,915)    (1,554)    (5,469)       (1,031)     (558)    (1,589)
   FHLB advances and other                                  (147)        30       (117)         (298)     (934)    (1,232)
   Bonds payable                                              32        (47)       (15)           18       (18)         -
------------------------------------------------------------------------------------------------------------------------------------
   Total interest expense                                 (4,030)    (1,571)    (5,601)       (1,311)   (1,510)    (2,821)
------------------------------------------------------------------------------------------------------------------------------------
   Net interest income                                  $  1,540    $  (726)  $    814       $(1,669)  $  (224)   $(1,895)
====================================================================================================================================

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

At December 31, 2002, Guaranty had $25.5 million more liabilities than assets that reprice within one year and therefore was in a one-year liability-sensitive position. A liability-sensitive position or a negative gap will tend to positively impact net earnings in a period of falling interest rates and negatively impact net earnings in a period of rising interest rates. This liability-sensitive position is primarily the result of fixed rate certificates of deposit reaching maturity in one year or less. To decrease the gap between interest-sensitive assets and liabilities, Guaranty is in the process of shifting its deposit mix to include a higher percentage of demand accounts and a lower percentage of certificates of deposit. Guaranty reduced its gap between liabilities and assets that reprice within one year by $13.3 million, from $38.8 million at December 31, 2001.

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


                                                                                   December 31, 2002
                                                                                Maturing or Repricing In:
------------------------------------------------------------------------------------------------------------------------------------
                                                        3 Months              4-12                    1-5             Over 5
(Dollars in thousands)                                   or less             Months                  Years             Years
------------------------------------------------------------------------------------------------------------------------------------
Interest-sensitive assets:
  Loans                                                $ 80,034            $  23,350            $  44,569         $  17,429
  Investments and mortgage-backed securities (1)              4                   12                  477             3,540
  Deposits at other institutions                          7,487                    -                    -                 -
------------------------------------------------------------------------------------------------------------------------------------
  Total interest-sensitive assets                        87,525               23,362               45,046            20,969
------------------------------------------------------------------------------------------------------------------------------------
Cumulative interest-sensitive assets                     87,525              110,887              155,933           176,902
------------------------------------------------------------------------------------------------------------------------------------
Interest-sensitive liabilities:
  NOW accounts                                           28,773                    -                    -                 -
  Money market deposit accounts                          34,445                    -                    -                 -
  Savings accounts                                       12,812                    -                    -                 -
  Certificates of deposit                                21,048               39,338               10,110                 8
  Convertible preferred securities                            -                    -                    -             6,013
  Bonds payable                                               3                   11                   70               306
------------------------------------------------------------------------------------------------------------------------------------
  Total interest-sensitive liabilities                   97,081               39,349               10,180             6,327
------------------------------------------------------------------------------------------------------------------------------------
Cumulative interest-sensitive liabilities             $  97,081            $ 136,430            $ 146,610         $ 152,937
------------------------------------------------------------------------------------------------------------------------------------
Period gap                                            $ (9,556)            $ (15,987)           $  34,866         $  14,642
Cumulative gap                                          (9,556)              (25,543)               9,323            23,965
Ratio of cumulative interest-sensitive
  assets to interest-sensitive liabilities               90.16%                81.28%              106.36%           115.67%
Ratio of cumulative gap to total assets                  (4.85%)              (12.96%)               4.73%            12.16%
------------------------------------------------------------------------------------------------------------------------------------

(1) Amounts include Federal Home Loan Bank stock.

Of Guaranty's commercial and construction loans with a maturity of more than one year, approximately $2.9 million have fixed interest rates and $2.4 million have variable interest rates.

Investments

Total  investment  securities  decreased  77.0% to $5.4  million at December 31,
2002, from $23.5 million at December 31, 2001. During 2002, Guaranty took advantage of the sustained low interest rate environment and liquidated $10.4 million of the corporate bonds in the available for sale classification. This decreased the corporate bond portfolio from $13.6 million at December 31, 2001 to $3.2 million at December 31, 2002, in an effort to improve liquidity without incurring investment losses. This strategy results in decreased interest income in the short term, however, the flexibility gained allows Guaranty to build and maintain an investment portfolio better structured to meet future liquidity and profitability objectives.

The following table shows the amortized cost and fair market value of investment securities at the dates indicated.

                                                                                December 31,
                                                         2002                       2001                       2000
---------------------------------------------------------------------------------------------------------------------------------
                                                  Cost         Market         Cost        Market         Cost        Market
---------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Held-to-maturity
  Mortgage-backed securities                    $    433      $   471      $    720      $    768     $    950      $    970
  Other                                              403          403           250           250          250           250
---------------------------------------------------------------------------------------------------------------------------------
  Total held-to-maturity                             836          874           970         1,018        1,200         1,220
---------------------------------------------------------------------------------------------------------------------------------

Available for sale
  Corporate bonds                                  3,247        3,212        13,620        12,597       19,354        17,508
  U.S. Government Agency Obligations                   -            -         8,000         7,970            -             -
  Federal Reserve Bank & Other Stocks                422          422           422           422          422           422
---------------------------------------------------------------------------------------------------------------------------------
  Total available for sale                         3,669        3,634        22,042        20,989       19,776        17,930
---------------------------------------------------------------------------------------------------------------------------------

Other
  Federal Home Loan Bank Stock                       947          947         1,550         1,550        1,550         1,550
---------------------------------------------------------------------------------------------------------------------------------
  Total                                         $  5,452      $ 5,455      $ 24,562      $ 23,557     $ 22,526      $ 20,700
=================================================================================================================================

The following table sets forth the composition of Guaranty's investment portfolio at the dates indicated.

                                                                                December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                         2002                       2001                       2000
------------------------------------------------------------------------------------------------------------------------------------
                                                   Book         % of          Book         % of          Book          % of
(Dollars in thousands)                             Value        Total         Value        Total         Value         Total
------------------------------------------------------------------------------------------------------------------------------------
  Investment securities:
   FHLMC mortgage-backed securities             $    431       7.96        $    720         3.06%      $     950       4.59%
   Corporate bonds                                 3,212      59.29          12,597        53.58          17,508      84.66
   Treasury and agency notes                          --         --           8,220        34.97             250       1.21
   FHLB stock                                        947      17.48           1,550         6.59           1,550       7.50
   Other                                             827      15.27             422         1.80             422       2.04
------------------------------------------------------------------------------------------------------------------------------------
Total Investment securities                      $ 5,417     100.00%       $ 23,509       100.00%      $  20,680     100.00%
====================================================================================================================================

The following table indicates the maturity distribution and yields of investment securities, held as of December 31, 2002.

                                   Due in 1 year    Due after 1 year   Due after 5 years
                                      or less        through 5 years   through 10 years   Due after 10 years       Total
------------------------------------------------------------------------------------------------------------------------------------
                                  Amount   Yield     Amount   Yield      Amount  Yield      Amount   Yield     Amount  Yield
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Securities held for investment:
  U.S. Government securities       $  -     -         $ 403    3.07%     $    -       -     $    -      -    $  403   3.07%
  Mortgage backed securities         16    8.52%         77    8.52%        142   8.52%        198    8.52%     433   8.52%
------------------------------------------------------------------------------------------------------------------------------------
  Total                              16    8.52%        480    3.94%        142   8.52%        198    8.52%     836   5.89%
------------------------------------------------------------------------------------------------------------------------------------

Securities held for sale (1):
  Corporate securities                -        -          -        -      1,020   6.45%      2,192    7.67%   3,212   7.28%

------------------------------------------------------------------------------------------------------------------------------------
Total securities                   $ 16    8.52%      $ 480    3.94%     $1,162   6.70%     $2,390    7.74%  $4,048   7.00%
====================================================================================================================================

(1) Excludes Federal Reserve stock of $352,250, Federal Home Loan Bank stock of $947,100 and Community Bankers Bank stock of $70,

Loans

Net loans consist of total loans minus undisbursed loan funds, deferred loan fees and the allowance for loan losses. Net loans were $163.2 million at December 31, 2002, an 8.1% decline from December 31, 2001. During 2002, the size of Guaranty's loan portfolio decreased as a result of higher credit standards in light of an uncertain economy. Net loans declined to $177.6 million at December 31, 2001, from $201.6 million at December 31, 2000, as Guaranty controlled its growth to increase its regulatory capital ratios.

The following table sets forth the composition of Guaranty's loan portfolio in dollars at the dates indicated.

                                                                                     December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                          2002           2001           2000            1999           1998
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Mortgage Loans:
  Residential                                          $ 20,119       $ 39,864        $ 54,911       $ 62,796       $ 66,369
  Commercial                                              7,894         16,277           3,434          1,179          2,504
  Construction and land loans                            38,480         36,307          59,363         70,009         50,286
------------------------------------------------------------------------------------------------------------------------------------
  Total real estate                                      66,493         92,448         117,708        133,984        119,159
------------------------------------------------------------------------------------------------------------------------------------
Commercial business loans                                76,651         66,603          59,120         55,698         34,388
Consumer loans                                           22,238         20,973          27,190         16,960          9,630
------------------------------------------------------------------------------------------------------------------------------------
  Total loans receivable                                165,382        180,024         204,018        206,642        163,177
------------------------------------------------------------------------------------------------------------------------------------
Adjustments:
  Deferred fees (costs)                                    (110)           (67)            (27)            40            113
  Allowance for losses                                    2,242          2,512           2,396          1,203          1,002
------------------------------------------------------------------------------------------------------------------------------------
  Total net items                                         2,132          2,445           2,369          1,243          1,115
------------------------------------------------------------------------------------------------------------------------------------
  Total loans receivable, net                          $163,250       $177,579        $201,649       $205,399       $162,062
------------------------------------------------------------------------------------------------------------------------------------


The changes in Guaranty's loan portfolio over the past five years represent the evolution from a savings association to a full service commercial bank. Commercial business lending began in 1998 and now comprises over 51% of total loans outstanding. During this same time period, residential mortgage loans outstanding have decreased from $66.4 million to $20.1 million. Presently, the majority of the residential mortgage loans originated are sold on a servicing released basis. Construction and land development loans declined in 2001 as Guaranty reduced its loan concentration in speculative real estate lending, and increased in 2002 through implementation of a plan for targeted growth.
The following tables show the composition of Guaranty's loan portfolio by fixed and adjustable rate at the dates indicated.

                                                                                    December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                          2002           2001           2000           1999            1998
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Fixed-Rate Loans:
  Real Estate
   Residential                                         $  8,921       $ 27,200        $ 20,403       $ 18,277       $ 20,206
   Commercial                                                 -              -               -          1,179          2,504
   Construction and land loans                                -              -               -              -              -
------------------------------------------------------------------------------------------------------------------------------------
  Total real estate                                       8,921         27,200          20,403         19,456         22,710
------------------------------------------------------------------------------------------------------------------------------------
Commercial business loans                                15,745         15,427          12,891         13,678          7,098
Consumer Loans                                            3,606          3,429           3,832          2,825            242
------------------------------------------------------------------------------------------------------------------------------------
  Total fixed-rate loans                                 28,272         46,056          37,126         35,959         30,050
------------------------------------------------------------------------------------------------------------------------------------
Adjustable-Rate Loans:
  Real Estate
   Residential                                           11,198         12,664          34,508         44,519         46,163
   Commercial                                             7,894         16,277           3,434         11,140         12,853
   Construction and land loans                           38,480         36,307          59,363         70,009         50,286
------------------------------------------------------------------------------------------------------------------------------------
  Total real estate                                      57,572         65,248          97,305        125,668        109,302
------------------------------------------------------------------------------------------------------------------------------------
Commercial business loans                                60,906         51,176          46,229         30,880         14,437
Consumer loans                                           18,632         17,544          23,358         14,135          9,388
------------------------------------------------------------------------------------------------------------------------------------
  Total adjustable-rate loans                           137,110        133,968         166,892        170,683        133,127
------------------------------------------------------------------------------------------------------------------------------------
  Total loans receivable                                165,382        180,024         204,018        206,642        163,177
------------------------------------------------------------------------------------------------------------------------------------
Less:
  Deferred fees (costs)                                    (110)           (67)            (27)            40            113
  Allowances for losses                                   2,242          2,512           2,396          1,203          1,002
------------------------------------------------------------------------------------------------------------------------------------
  Total net items                                         2,132          2,445           2,369          1,243          1,115
------------------------------------------------------------------------------------------------------------------------------------
  Total loans receivable, net                          $163,250       $177,579        $201,649       $205,399       $162,062
====================================================================================================================================

The following table presents the remaining maturities of selected categories of Guaranty's loan portfolio at December 31, 2002.

                                        Commercial, Financial     Real Estate
                                          and Agricultural       Construction
              -----------------------------------------------------------------
               (Dollars in thousands)
               Within 1 year                   $24,553           $26,083
              -----------------------------------------------------------------
               Variable Rate:
                  1 to 5 years                  10,262             3,604
                  After 5 years                 39,078             1,237
              -----------------------------------------------------------------
               Total                            49,340             4,841
               Fixed Rate:
                  1 to 5 years                   8,170                -
                  After 5 years                  2,482                -
              -----------------------------------------------------------------
               Total                            10,652                -
              -----------------------------------------------------------------
               Total                           $84,545           $30,924
              =================================================================

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

Assets that do not currently expose Guaranty to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses are required to be designated "special mention" by management. On the basis of management's review of its assets, at December 31, 2002, Guaranty had classified $8.4 million of its loans as substandard. No loans were classified as doubtful or loss at December 31, 2002. Most of Guaranty's assets that have been classified are not included in the table of non-performing assets set forth below because many loans are classified as substandard based on certain criteria or previous credit problems but are currently performing.

Unless well secured and in the process of collection, Guaranty places loans on a non-accrual status after being delinquent greater than 90 days, or earlier in situations in which the loans have developed inherent problems that indicate payment of principal and interest may not be made in full. Whenever the accrual of interest ceases, previously accrued but uncollected interest income is reversed. Thereafter, interest is recognized only as cash is received. The loan is reinstated to an accrual basis after it has been brought current as to principal and interest under the contractual terms of the loan.

The following table reflects the composition of non-performing assets at the dates indicated.

                                                                                     December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                           2002           2001            2000           1999           1998
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Non-accrual loans                                        $2,363         $  187          $  238         $1,310         $1,686
Restructured loans                                            -              -               -              -              -
------------------------------------------------------------------------------------------------------------------------------------
   Total non-performing loans                             2,363            187             238          1,310          1,686
------------------------------------------------------------------------------------------------------------------------------------
Foreclosed assets                                           397            764           1,301            843            488
------------------------------------------------------------------------------------------------------------------------------------
   Total non-performing assets                           $2,760         $  951          $1,539         $2,153         $2,174
====================================================================================================================================
Loans past due 90 or more days and
   accruing interest                                     $  156         $  103          $1,587         $   93         $  106
Non-performing loans to total loans, at
   period end                                              1.43%          0.10%           0.12%          0.62%          0.97%
Non-performing assets to period end
   total loans and foreclosed assets                       1.67%          0.53%           0.76%          1.02%          1.25%


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

Allowance for losses on loans

Guaranty provides valuation allowances for anticipated losses on loans when its management determines that full repayment by the borrower is unlikely and the value of the collateral is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, Guaranty also provides reserves based on the dollar amount, risk rating and type of loan. A loss experience percentage is established for each risk rating and loan type and is reviewed quarterly. Each quarter the loss percentage is applied to the portfolio, by risk rating and loan type, to determine the minimum amount of reserves required. Percentages are applied to the various categories of loans, from 0.12% - 1% of satisfactory loans, and from 2% - 100% of loans for less than satisfactory loans. Mortgage loans that are HUD or VA guaranteed are excluded from the allowance for loan loss calculation. Although management believes that it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from assumptions used in making the initial determinations.

An analysis of the allowance for loan losses, including charge-off activity, is presented below for the periods indicated.

                                                                           Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                           2002           2001            2000           1999          1998
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Balance at beginning of period                           $2,512         $2,396          $1,203         $1,002        $  935
Provision charged to operations                             100            333           1,505            486           184
Charge-offs:
  Real estate                                                 -             66             229            122           120
  Consumer                                                   14             15              72              -             -
  Commercial                                                359            145              34            165             _
Recoveries:
  Real estate                                                 -              1              20              -             3
  Consumer                                                    3              -               2              2             -
  Commercial                                                  -              8               1              -             -
------------------------------------------------------------------------------------------------------------------------------------
Net Charge-offs                                             370            217             312            285           117
------------------------------------------------------------------------------------------------------------------------------------
Balance, end of period                                   $2,242         $2,512          $2,396         $1,203        $1,002
====================================================================================================================================

Allowance for loan losses to period
  end total loans                                          1.36%          1.40%           1.17%          0.57%        0.58%
Allowance for loan losses to nonaccrual
  loans                                                    94.9%      1,343.32%       1,006.72%         91.83%       59.43%
Net charge-offs to average loans                           0.22%          0.12%           0.15%          0.15%        0.10%

Provision for loan losses

For the years ended December 31, 2002, 2001 and 2000, the provision for loan losses was approximately $100,000, $333,000 and $1.5 million, respectively. The provision for loan losses decreased for the years ended December 31, 2002 and 2001, as Guaranty's loan portfolio decreased and its allowance for possible losses as a percentage of loans outstanding was above the peer group at each of the years then ended.

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

                                                                           December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                           2002                               2001                              2000
------------------------------------------------------------------------------------------------------------------------------------
                                                 Ratio of                           Ratio of                      Ratio of
                                                 Loans to                           Loans to                      Loans to
                                                Total Gross                        Total Gross                   Total Gross
                                  Allowance        Loans              Allowance       Loans           Allowance     Loans
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Residential real estate            $   27          12.2%              $   50           22.1%           $  109        26.9%
Construction and land                 548          23.3                  611           20.2             1,056        29.1
Commercial                          1,434          51.1                1,165           46.0               861        30.7
Consumer and other loans              110          13.4                  105           11.7               137        13.3
Unallocated                           123             -                  581              -               233           -
------------------------------------------------------------------------------------------------------------------------------------
  Total                            $2,242         100.0%              $2,512          100.0%           $2,396       100.0%
====================================================================================================================================

                                                                           December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                          1999                            1998
------------------------------------------------------------------------------------------------------------------------------------
                                                              Ratio of                          Ratio of
                                                              Loans to                          Loans to
                                                             Total Gross                      Total Gross
                                                Allowance       Loans             Allowance       Loans
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Residential real estate                         $   78           29.8%             $  101          38.4%
Construction and land                              383           31.4                 384          34.7
Commercial                                         575           30.7                 402          21.4
Consumer and other loans                           167            8.1                 115           5.5
Unallocated                                          -              -                   -             -
------------------------------------------------------------------------------------------------------------------------------------
  Total                                         $1,203          100.0%             $1,002         100.0%
====================================================================================================================================

Non-Interest Income

Guaranty's non-interest income consists primarily of mortgage banking income, loan and deposit fees and servicing income, gains and losses on sale of investment securities, and investment sales commissions. In the first quarter of 2002, Guaranty invested in bank-owned life insurance ("BOLI"). The BOLI will increase in value over the life of the policies, and this increase will have a positive impact on non-interest income.

The following table presents information on the sources and amounts of non-interest income.

                                                                                  Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
Non-Interest Income                                               2002                     2001                  2000
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Mortgage banking income                                         $   999                  $1,093                 $  213
Loan and deposit fees and servicing income                          907                     831                    939
Increase in cash surrender value of life insurance                  183                       -                      -
Investment sales commissions                                        104                     254                    195
Net gain (loss) on sale of securities                                20                       3                    (76)
Other                                                               273                     325                    227
------------------------------------------------------------------------------------------------------------------------------------
Total                                                           $ 2,486                  $2,506                 $1,498
====================================================================================================================================

Non-interest income decreased for the year ended December 31, 2002, by $20,000. Mortgage banking income decreased approximately $94,000, as the result of a combination of two factors. First, residential mortgage loan originations decreased from $70.7 million for the year ended December 31, 2001, to $45.7 million for the current year, which was partially due to the closing of the mortgage loan production office in Harrisonburg. The second factor affecting mortgage banking income was the increase in fees realized upon the sale of the loans, which averaged 218 basis points compared to 155 basis points in the prior year. Loan and deposit fees and servicing income increased $76,000 from December 31, 2001 to December 31, 2002, due to a continued increased volume of transactions accounts. In the first quarter of 2002, the Board of Directors approved the purchase of $3 million of bank-owned life insurance ("BOLI"). The increase in the cash surrender value of the BOLI amounted to $183,000 for the year ended December 31, 2002. Investment sales commissions decreased by $150,000 for the year ended December 31, 2002, compared to the prior year, due to the departure of key personnel, which resulted in management's re-configuration of the investment sales function, which was still in progress as of December 31, 2002.

Non-interest income increased by $1.0 million to $2.5 million for the year ended December 31, 2001. The increase in non-interest income was due primarily to an increase in income from Guaranty's mortgage banking unit resulting from an increase in sales of residential mortgage loans to $63.5 million from $39.8 million in the prior year. In mid-2001, Guaranty revised its mortgage banking business model and as a result sells all originated residential mortgage loans on a servicing released basis. Residential mortgage loan originations for the year ended December 31, 2001, increased to $70.7 million from $40.1 million in the prior year. The increase was due to the employment of an additional mortgage loan originator in 2001 and the impact of declining interest rates. Service charges on deposit accounts increased by 9.3% to $785,000 for the year ended December 31, 2001, due to increased volume of transaction accounts.

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

Non-Interest Expenses

Non-interest expenses decreased by 8.3% to $8.5 million for the year ended December 31, 2002, compared to $9.3 million for the prior year. Personnel expenses decreased by $250,000, due partially to the strategic re-alignment of several departments, which lowered overall headcount, coupled with the lack of severance costs and recruiting expenses that were incurred in the prior year as the result of turnover in management. Occupancy costs decreased by $244,000, due to lower depreciation expense ($171,000 decrease) due to assets becoming fully depreciated, and rental expense, which decreased by approximately $40,000.

Non-interest expenses increased by 4.7% to $9.3 million for the year ended December 31, 2001. The majority of the increase was related to severance and recruiting expenses resulting from management changes in 2001. For the first seven months of 2001, Guaranty operated nine retail-banking branches due to the opening of the Forest Lakes branch in northern Albemarle County. The retail-banking branch in suburban Richmond was sold in July 2001. Guaranty incurred approximately $152,000 in expenses, consisting primarily of personnel and occupancy expenses prior to its sale.

Non-interest expenses increased by approximately $1.4 million to $8.9 million for the year ended December 31, 2000. The increase was in all categories and reflected the continued growth of Guaranty.

The following table summarizes the main components of non-interest expense.

                                                                                  Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
Non-Interest Expense                                              2002                     2001                  2000
------------------------------------------------------------------------------------------------------------------------------------
 (Dollars in thousands)
Personnel                                                        $4,561                   $4,811                $4,227
Occupancy                                                         1,168                    1,412                 1,353
Data Processing                                                   1,158                    1,153                   984
Marketing                                                           159                      211                   317
Professional fees                                                   294                      385                   423
Other                                                             1,168                    1,301                 1,549
------------------------------------------------------------------------------------------------------------------------------------
Total                                                            $8,508                   $9,273                $8,853
====================================================================================================================================

Income Taxes

Income tax expense for the years ended December 31, 2002, 2001 and 2000, was $814,000, $267,000 and $313,000, respectively. The decreases and increases are a direct result of earnings levels for the respective year-ends. The effective income tax rate was 31.6% for the year ended December 31, 2002, as the increase in cash surrender value of BOLI is a non-taxable item and therefore reduces Guaranty's effective tax rate. The effective tax rate was 34.0% for the years ended December 31, 2001 and 2000.

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

At December 31, 2002, deposits were $171.3 million, a 14.6% decline from $200.6 million at December 31, 2001. In order to reduce the overall cost of funds and reduce Guaranty's reliance on high cost time deposits and short-term borrowings as a funding source, management continues to direct extensive efforts towards attracting lower cost transaction accounts. Low-cost transaction accounts comprise 58.7% of total deposits as of December 31, 2002, compared to 41.1% as of December 31, 2001. Current rates offered by Guaranty on certificates of deposit are substantially below those offered two years ago. The majority of certificates of deposit are initially issued with a one-year maturity. As these certificates of deposit continue to mature and reprice, Guaranty's interest expense will decrease and its net interest income will increase. The average cost of certificate of deposits for the year ended December 31, 2002 declined by 234 basis points to 3.27% from the same period a year ago.

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

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by Guaranty at the dates indicated.

December 31,                                                      2002                     2001                  2000
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)

Demand deposit accounts                                        $ 53,498                 $ 47,570               $ 40,879
Statement savings account                                        12,812                   12,992                 10,319
Money market accounts                                            34,445                   22,394                 18,893
30-to-180-day certificates                                        3,326                    1,427                  4,613
Seven to eleven month certificates                                  856                    6,404                 37,027
One-to-five year fixed-rate certificates                         62,857                  105,608                 98,540
Eighteen-month prime rate certificates                            3,465                    4,237                  6,773
------------------------------------------------------------------------------------------------------------------------------------
Total                                                          $171,259                 $200,632               $217,044
====================================================================================================================================

The following table contains information pertaining to the average amount of and the average rate paid on each of the following deposit categories for the periods indicated.

------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                    2002                         2001                       2000
------------------------------------------------------------------------------------------------------------------------------------
                                                              Average                      Average                     Average
                                                Average        Rate         Average         Rate         Average      Rate
(Dollars in thousands)                          Balance        Paid         Balance         Paid         Balance      Paid
------------------------------------------------------------------------------------------------------------------------------------
Non-interest bearing demand deposits          $ 22,879          0.00%      $ 18,755          0.00%      $ 14,409      0.00%
Interest bearing demand deposits                51,921          0.90%        44,514          2.06%        42,034      3.16%
Savings deposits                                13,103          0.53%        11,643          1.67%        10,922      2.24%
Time deposits                                   89,635          3.27%       139,438          5.61%       149,787      5.97%
------------------------------------------------------------------------------------------------------------------------------------
Total deposits                                $177,538          1.95%      $214,350          4.17%      $217,152      4.84%
====================================================================================================================================

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

The following table sets forth the deposit flows of Guaranty during the periods indicated.

Year Ended December 31,                                           2002                     2001                  2000
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Opening balance                                                $ 200,632                $217,044               $199,595
Net deposits                                                     (32,838)                (25,345)                 6,927
Interest credited                                                  3,465                   8,933                 10,522
------------------------------------------------------------------------------------------------------------------------------------
Ending balance                                                  $171,259                $200,632               $217,044
====================================================================================================================================

Net increase (decrease)                                        $ (29,373)              $ (16,412)              $ 17,449
Percent increase (decrease)                                      (14.64%)                 (7.56%)                 8.74%
====================================================================================================================================

The following table indicates the amount of Guaranty's certificates of deposit by time remaining until maturity as of December 31, 2002.

                                                                                  Maturity
------------------------------------------------------------------------------------------------------------------------------------
                                                3 Months        Over 3 to         Over 6 to           Over
                                                 or less        6 months          12 months         12 months        Total
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Certificates of deposit less than $100,000     $ 18,386        $ 10,592          $ 22,260          $  7,876         $59,114
Certificates of deposit of $100,000 or more       4,951           1,380             3,458             1,601          11,390
------------------------------------------------------------------------------------------------------------------------------------
Total of certificates of deposits              $ 23,337        $ 11,972          $ 25,718          $  9,477         $70,504
------------------------------------------------------------------------------------------------------------------------------------

Borrowings

As a member of the FHLB of Atlanta, Guaranty is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Atlanta may prescribe the acceptable uses to which these advances may be put, as well as the size of the advances and repayment provisions. The advances are collateralized by Guaranty's investment in FHLB stock and certain mortgage loans. See the Notes to Consolidated Financial Statements for information regarding the maturities and rate structure of Guaranty's FHLB advances. At December 31, 2002, Guaranty had no outstanding borrowings from the FHLB compared to $1.0 million and $14.0 million outstanding at the end of the prior two years, respectively.

Guaranty has also used securities sold under agreements to repurchase, with mortgage-backed securities or other securities pledged as collateral. The proceeds have been used for general corporate purposes. Guaranty did not use securities sold under agreements to repurchase during the calendar years 2002 or 2001.

Guaranty uses borrowings to supplement deposits when they are available at a lower overall cost to Guaranty or they can be invested at a positive rate of return.

The following table sets forth the maximum month-end balances, average balances and weighted average rates of FHLB advances and securities sold under agreements to repurchase for the periods indicated.

------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                  2002                      2001                        2000
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Maximum Balance:
  FHLB advances                                        $15,000                    $18,000                     $31,000
  Securities sold under
   agreements to repurchase                                  -                          -                      16,684
------------------------------------------------------------------------------------------------------------------------------------

                                                              Weighted                   Weighted                   Weighted
                                                  Average      Average       Average      Average       Average      Average
                                                  Balance       Rate         Balance       Rate         Balance       Rate
------------------------------------------------------------------------------------------------------------------------------------
  FHLB advances                                   $6,136        1.96%        $4,608         5.14%      $18,147         6.68%
  Securities sold under
   agreements to repurchase                            -            -             -             -        4,265         6.39%
------------------------------------------------------------------------------------------------------------------------------------

The following table sets forth the balances of Guaranty's short-term borrowings at the dates indicated.

 December 31,                                              2002                         2001                       2000
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)

FHLB advances                                                 -                        $1,000                    $14,000

Weighted average interest rate of
   short-term FHLB advances                                   -                         2.13%                       6.35%
------------------------------------------------------------------------------------------------------------------------------------

Liquidity and Capital Resources

Liquidity is the ability to meet present and future financial obligations, either through the sale of existing assets or the acquisition of additional funds, through asset and liability management. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As a result of Guaranty's management of liquid assets and the ability to generate liquidity through increasing deposits, management believes that Guaranty maintains overall liquidity that is sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

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

At December 31, 2002, cash and cash equivalents were approximately $15.4 million, which was an increase of $3.0 million over the prior year. Operating activities provided approximately $13.7 million, predominantly generated by the sale of loans. Investing activities provided approximately $19.8 million in cash, primarily through the sale of corporate bonds, in an effort to reduce the market risk of long-term bonds previously held. Cash absorbed through financing activities offset the cash generated by operating and investing activities by approximately $30.6 million, which represents the decrease in deposits that occurred, largely due to decreased certificate of deposit rates.

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

At December 31, 2000, cash and cash equivalents were approximately $15.6 million. Financing activities reduced cash and cash equivalents by approximately $6.1 million during 2000. This amount represents the combination of the net decrease in advances from the FHLB of $6.0 million, a decrease of $16.7 million in securities sold under agreements to repurchase and the growth in deposits of $17.1 million. Approximately $353,000 in dividends to common shareholders were paid during 2000. Daily operating activities provided $3.4 million in cash and cash equivalents. Investing activities provided an additional $5.6 million in cash and cash equivalents that consisted mainly of the sale of $4.8 million in securities and a net decrease in the loan portfolio of $2.6 million. This additional cash flow was used to invest in office properties and equipment (primarily for the new Forest Lakes branch) of $1.3 million, and $453,000 in originated mortgage-servicing rights.

Guaranty uses its sources of funds primarily to meet operating needs, to pay deposit withdrawals and fund loan commitments. At December 31, 2002, total approved loan commitments were $2.5 million. In addition, at December 31, 2002, commitments under unused lines of credit were $49.9 million. Certificates of deposit scheduled to mature or re-price in one year or less at December 31, 2002 totaled $61.0 million.

Management intends to fund anticipated loan closings and operating needs during 2003 through cash on hand, cash generated from operations and anticipated increases in deposits. Current and anticipated marketing programs will be primarily targeted at the attraction of lower cost transaction accounts.

The following summarizes Guaranty's contractual cash obligations and commercial commitments, including maturing certificates of deposit, as of December 31, 2002 and the effect such obligations may have on liquidity and cash flows in future periods.

                             Contractual Obligations
------------------------------------------------------------------------------------------------------------------------------------
                                                Less Than          2-3               4-5             Over 5
                                                One Year          Years             Years             Years             Total
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Certificate of deposit maturities (1)         $  61,027        $  7,552          $  1,917         $       8        $ 70,504
Undisbursed credit lines                         49,872               -                 -                 -          49,872
------------------------------------------------------------------------------------------------------------------------------------
Commitments to extend credit                      2,484               -                 -                 -           2,484
Standby letters of credit                         5,054               -                 -                 -           5,054
Total obligations                             $ 118,437        $  7,552          $  1,917         $       8        $127,914
------------------------------------------------------------------------------------------------------------------------------------

(1) Guaranty expects to retain maturing deposits or replace maturing amounts with comparable deposits based on current market interest rates.

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

Guaranty and the Bank are subject to regulatory capital requirements of the Federal Reserve. At December 31, 2002, Guaranty and the Bank exceeded all such regulatory capital requirements as shown in the following table.

                                                                                           December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                          Guaranty Financial                Guaranty
                                                                              Corporation                     Bank
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Tier 1 Capital:
   Common stock                                                                $  2,463                      $  2,000
   Capital surplus                                                                9,034                         9,742
   Cumulative preferred securities (2)                                            6,013                             -
   Retained earnings                                                              7,133                        12,632
------------------------------------------------------------------------------------------------------------------------------------
     Total Tier 1 Capital                                                        24,643                        24,374
------------------------------------------------------------------------------------------------------------------------------------

Tier 2 Capital:
   Allowance for loan losses (1)                                                  2,076                         2,073
   Cumulative preferred securities                                                    -                             -
------------------------------------------------------------------------------------------------------------------------------------
     Total Tier 2 Capital                                                         2,076                         2,073
------------------------------------------------------------------------------------------------------------------------------------
       Total Risk Based Capital                                                $ 26,719                      $ 26,447
====================================================================================================================================

Risk Weighted Assets                                                           $165,911                      $165,691

Capital Ratios:
   Tier 1 Risk-based                                                             14.87%                        14.73%
   Total Risk-based                                                              16.12%                        15.98%
   Tier 1 Capital to average adjusted total assets                               12.36%                        12.24%
------------------------------------------------------------------------------------------------------------------------------------

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

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which was effective July 1, 2001. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests methods. The adoption of SFAS 141 has not had an effect on Guaranty's financial statements.

Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which was effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires a transitional goodwill impairment test six months from the date of adoption and further requires an evaluation of the carrying value of goodwill for impairment annually thereafter. The adoption of SFAS 142 has not had an effect on Guaranty's financial statements.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", ("SFAS 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 will not have an effect on Guaranty's financial statements.

In October 2002, the FASB issued SFAS 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB
Interpretation No. 9. This statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets required as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor - and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. The adoption of SFAS 147 did not have an effect on Guaranty's financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123". This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Guaranty does not expect the adoption of SFAS 148 to have an effect on the financial statements.

Subsidiary Activities

Guaranty has two subsidiaries, the Bank and Guaranty Capital Trust I (the "Trust"). The Trust was formed on April 29, 1998 and is the holder of the trust preferred securities, which were sold for $6,900,000. See Notes to the Consolidated Financial Statements for information regarding the terms of the securities. The Bank has two wholly owned subsidiaries, GMSC, Inc. ("GMSC") and Guaranty Investments Corporation ("GICO"). GMSC is a financing subsidiary through which Guaranty formed a Real Estate Mortgage Investment Conduit ("REMIC"). Guaranty sells non-deposit investment products through GICO. GICO had a net income of $560, $53,000 and $42,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

In 1987, Guaranty formed GMSC and entered into a REMIC in order to create liquidity. Guaranty utilized the REMIC to pool $19.9 million of fixed rate mortgages into mortgage backed securities, which were used as collateral for bonds sold to private investors. The bonds bore a coupon of 8% and were sold at a discount and costs of issuance of approximately $3.3 million. The bonds' discount and issuance costs are amortized against income as mortgages underlying the bonds repay. For the years ended December 31, 2002, 2001 and 2000, amortization expense was $44,000, $36,000 and $21,000, respectively. The amortization of the REMIC expenses is treated as interest expense.

Critical Accounting Policies, Estimates and Judgments

Guaranty's  financial  statements  are prepared in  accordance  with  accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent liabilities. Management continually evaluates its estimates and judgments, including those related to the allowance for loan losses and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management believes that, of its significant accounting policies, the most critical accounting policies we apply are those related to the valuation of the loan portfolio.

A variety of factors impact carrying value of the loan portfolio, including the calculation of the allowance for loan losses, valuation of amortization of loan fees, and deferred origination costs. The allowance for loan losses is the most difficult and subjective judgment. The allowance is established and maintained at a level that management believes is adequate to cover losses resulting from the inability of borrowers to make required payments on loans. Estimates for loan losses determined by analyzing risks associated with specific loans and the loan portfolio, current trends in delinquencies and charge-offs, the views of regulators, changes in the size and composition of loan portfolio and peer comparisons. The analysis also requires consideration of the economic climate and directions, changes in the interest rate environment, which may impact a borrower's ability to pay, legislation impacting the banking industry and economic conditions specific to our service area. Because the calculation of the allowance for loan losses relies on estimates and judgments relating to inherently uncertain events, results may differ from our estimates.

Forward Looking Statements

Guaranty cautions readers that certain statements in this annual report with respect to Guaranty's future operations and business prospects are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally identified by phrases such as "Guaranty expects," "Guaranty believes" or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risks inherent in making loans such as repayment risks and fluctuating collateral values, changing trends in customer profiles and changes in laws and regulations applicable to Guaranty. Although Guaranty believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of Guaranty will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.


Item 7.           Financial Statements.

         The following financial statements are filed as a part of this report following Item 14 below:

         Report of Independent Certified Public Accountants
         Consolidated Balance Sheets as of December 31, 2002 and 2001 Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000
         Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2002, 2001 and 2000
         Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000
         Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000
         Summary  of Accounting Policies Notes to
         Consolidated Financial Statements

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


                                    PART III

Item 9.           Directors,  Executive Officers, Promoters and Control Persons;
                  Compliance  with Section 16(a) of the Exchange Act.

         Information set forth under the headings "Election of Directors," "Executive Officers Who Are Not Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance" in Guaranty's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders (the "2003 Proxy Statement") is hereby incorporated by reference.

Item 10. Executive Compensation

         Information set forth under the heading "Executive Compensation " in the 2003 Proxy Statement is hereby incorporated by reference.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         Information set forth under the headings "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the 2003 Proxy Statement is incorporated by reference.

                      Equity Compensation Plan Information

         The following table sets forth information as of December 31, 2002, with respect to compensation plans under which shares of the Company's Common Stock are authorized for issuance.

                                                                                                Number of Securities
                                                                                                Remaining Available
                                  Number of Securities to Be        Weighted Average            for Future Issuance
                                   Issued upon Exercise of         Exercise Price of                Under Equity
                                     Outstanding Options          Outstanding Options            Compensation Plans 1
                                     -------------------          -------------------           ---------------------
         Plan Category

Equity Compensation Plans
   Approved by Shareholders
    1991 Amended Incentive                  76,012                       $10.01                       109,988
        Stock Option Plan

Equity Compensation Plans Not
   Approved by Shareholders 2
                                              --                           --                              --

Total                                       76,012                       $10.01                       109,988

---------

1 Amounts exclude any securities to be issued upon exercise of outstanding options.

2 The Company does not have any equity compensation plans that have not been approved by shareholders.

Item 12.          Certain Relationships and Related Transactions

         Information set forth under the heading "Executive Compensation -- Transactions with Management" in the 2003 Proxy Statement is hereby incorporated by reference.


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

                 21        Subsidiaries of Guaranty.

                 99.1 Statement of Chief Executive Officer Pursuant to 18 U.S.C.ss.1350.

                 99.2 Statement of Chief Financial Officer Pursuant to 18 U.S.C.ss.1350.

         (b) Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended December 31, 2002.


ITEM 14.          Controls and Procedures

         Guaranty maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, including, without limitation, those controls and procedures designed to ensure that such information is accumulated and communicated to Guaranty's management to allow timely decisions regarding required disclosures.

         Within the 90 day period prior to the filing of this report, an evaluation of the effectiveness of the design and operation of Guaranty's disclosure controls and procedures was carried out under the supervision and with the participation of Guaranty's management, including the chief executive officer and chief financial officer. Based on and as of the date of such evaluation, these officers concluded that Guaranty's disclosure controls and procedures were effective.

         Guaranty also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. There have been no significant changes to this system of internal controls or in other factors that could significantly affect those controls subsequent to the date of Guaranty's evaluation.

                        [LETTERHEAD OF BDO SEIDMAN, LLP]


Independent Auditors' Report



To the Board of Directors and Stockholders
Guaranty Financial Corporation
Charlottesville, Virginia

We have audited the consolidated balance sheets of Guaranty Financial Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guaranty Financial Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.




                                                           /s/ BDO Seidman, LLP

Richmond, Virginia
January 17, 2003

GUARANTY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

December 31,                                                                     2002                          2001
------------------------------------------------------------------------------------------------------------------------------------

Assets
Cash and cash equivalents (including interest bearing deposits
   of approximately $6,979,000 and $2,739,000)                          $  15,391,874                  $ 12,437,293
Investment securities (Note 1)
   Held-to-maturity                                                           836,114                       969,989
   Available for sale                                                       3,634,150                    20,988,725
Investment in Federal Home Loan Bank stock, at cost                           947,100                     1,550,000
Loans receivable, net (Notes 2 and 9)                                     163,249,885                   177,578,914
Accrued interest receivable                                                   909,767                     1,245,266
Real estate owned                                                             397,155                       763,873
Office properties and equipment, net (Note 3)                               7,442,935                     8,109,789
Other assets (Note 8)                                                       4,335,896                     1,522,512
------------------------------------------------------------------------------------------------------------------------------------
                                                                         $197,144,876                  $225,166,361
====================================================================================================================================

Liabilities and Stockholders' Equity
Liabilities
   Deposits (Note 4)                                                     $171,259,105                  $200,631,703
   Advances from Federal Home Loan Bank (Note 7)                                    -                     1,000,000
   Bonds payable (Notes 1 and 6)                                              359,847                       595,374
   Accrued interest payable                                                    57,801                       137,491
   Prepayments by borrowers for taxes and insurance                           126,802                       164,662
   Other liabilities                                                          721,368                       545,113
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                         172,524,923                   203,074,343
------------------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Notes 10, 11, 13 and 15)
------------------------------------------------------------------------------------------------------------------------------------

Convertible preferred securities (Notes 11 and 12)                          6,012,500                     6,012,500
------------------------------------------------------------------------------------------------------------------------------------

Stockholders'  Equity (Notes 12 and 13) Preferred stock, par value $1 per share,
   500,000 shares
      authorized, none issued                                                       -                             -
   Common stock, par value $1.25 per share, 4,000,000 shares
      authorized, 1,970,677 and 1,961,727 shares issued
      and outstanding                                                       2,463,346                     2,452,159
   Additional paid-in capital                                               9,034,207                     8,953,230
   Accumulated other comprehensive loss                                       (23,007)                    (695,336)
   Retained earnings - substantially restricted                             7,132,907                     5,369,465
------------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                 18,607,453                    16,079,518
------------------------------------------------------------------------------------------------------------------------------------
                                                                         $197,144,876                  $225,166,361
====================================================================================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements.

GUARANTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31,                                              2002                   2001                   2000
------------------------------------------------------------------------------------------------------------------------------------
Interest income
   Loans                                                           $11,648,714           $15,451,066           $20,102,511
   Investment securities                                             1,206,296             2,190,541             2,254,749
------------------------------------------------------------------------------------------------------------------------------------
Total interest income                                               12,855,010            17,641,607            22,357,260
------------------------------------------------------------------------------------------------------------------------------------

Interest expense
   Deposits                                                          3,464,836             8,932,880            10,522,255
   Borrowings                                                          691,049               822,993             2,054,883
------------------------------------------------------------------------------------------------------------------------------------

Total interest expense                                               4,155,885             9,755,873            12,577,138
------------------------------------------------------------------------------------------------------------------------------------

Net interest income                                                  8,699,125             7,885,734             9,780,122
Provision for loan losses (Note 2)                                      99,998               333,467             1,505,000

------------------------------------------------------------------------------------------------------------------------------------
Net interest income after
   provision for loan losses                                         8,599,127             7,552,267             8,275,122
------------------------------------------------------------------------------------------------------------------------------------

Other income
   Mortgage banking income                                             999,168             1,093,393               212,910
   Loan and deposit fees and servicing income                          906,785               830,704               938,500
   Increase in cash surrender value of life insurance                  182,825                     -                     -
   Investment sales commissions                                        104,298               254,433               195,378
   Net gain (loss) on sale of securities                                20,125                 3,046             (76,206)
   Other                                                               272,875               324,679               227,257
------------------------------------------------------------------------------------------------------------------------------------

Total other income                                                   2,486,076             2,506,255             1,497,839
------------------------------------------------------------------------------------------------------------------------------------

Other expenses
   Personnel                                                         4,560,540             4,810,577             4,226,707
   Occupancy (Note 10)                                               1,167,544             1,411,567             1,352,567
   Data processing (Note 10)                                         1,158,381             1,153,186               983,610
   Other                                                             1,621,038             1,897,717             2,289,858
------------------------------------------------------------------------------------------------------------------------------------

Total other expenses                                                 8,507,503             9,273,047             8,852,742
------------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                           2,577,700               785,475               920,219

Provision for income taxes (Note 8)                                    814,258               267,100               313,103
------------------------------------------------------------------------------------------------------------------------------------

Net income                                                         $ 1,763,442            $  518,375            $  607,116
====================================================================================================================================

Basic and Diluted Earnings Per Share                                   $   .89               $   .26               $   .31
====================================================================================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements.

GUARANTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


Year Ended December 31,                                           2002                    2001                      2000
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Net income                                                     $1,763,442                $518,375                 $607,116

Other comprehensive income
      Unrealized gains on securities
        arising during period                                   1,038,806                 795,429                  514,370
      Reclassification adjustment for (gains)
        losses included in net income                             (20,125)                 (3,046)                  76,206
------------------------------------------------------------------------------------------------------------------------------------

    Other comprehensive income,
      before tax                                                1,018,681                 792,383                  590,576

    Income tax expense related to
      items of other comprehensive
      income                                                     (346,352)               (269,410)                (200,796)
------------------------------------------------------------------------------------------------------------------------------------

    Other comprehensive income,
      net of tax                                                  672,329                 522,973                  389,780
------------------------------------------------------------------------------------------------------------------------------------

Comprehensive income                                           $2,435,771              $1,041,348                 $996,896
====================================================================================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements.

GUARANTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                              Accumulated
                                                           Additional            Other                            Total
                                            Common           Paid-in        Comprehensive      Retained       Stockholders'
                                             Stock           Capital        Income (Loss)      Earnings          Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                $2,452,159       $8,943,119       $(1,608,089)      $4,479,382       $14,266,571
Cash dividend                                    -                -                 -           (235,408)         (235,408)
Other comprehensive income                       -                -             389,780              -             389,780
Repurchase of trust preferred
   securities (note 12)                            -           10,111                 -                -            10,111
Net income                                       -                -                 -            607,116           607,116
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                 2,452,159        8,953,230        (1,218,309)       4,851,090        15,038,170
Other comprehensive income                         -                -           522,973                -           522,973
Net income                                         -                -                 -          518,375           518,375
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                 2,452,159        8,953,230          (695,336)       5,369,465        16,079,518
Other comprehensive income                         -                -           672,329                -           672,329
Issuance of Common Stock (Note 13)            11,187           80,977                 -                -            92,164
------------------------------------------------------------------------------------------------------------------------------------
Net income                                         -                -                 -        1,763,442         1,763,442
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002                $2,463,346       $9,034,207    $     (23,007)       $7,132,907       $18,607,453
====================================================================================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements.

GUARANTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS



Year Ended December 31,                                          2002                     2001                    2000
------------------------------------------------------------------------------------------------------------------------------------
Operating activities
  Net income                                                $  1,763,442            $      518,375              $  607,116
  Adjustments to reconcile net income to net cash
   provided (absorbed) by operating activities:
   Provision for loan losses                                      99,998                   333,467               1,505,000
   Provision for loss on sale of other real estate owned          86,701                        -                        -
   Depreciation and amortization                                 585,810                 1,122,468                 721,954
   Deferred loan fees                                           (109,386)                  (72,009)                (63,298)
   Net amortization of premiums and accretion of
     discounts                                                   134,398                   160,696                (92,757)
   Gain on sale of loans                                        (999,168)               (1,249,393)               (338,318)
   Originations of loans held for sale                       (45,748,750)              (70,683,960)            (40,142,264)
   Proceeds from sale of loans                                57,437,524                63,478,428              39,803,946
   Loss (gain) on sale of held to maturity and securities
     available for sale                                          (20,125)                   (3,046)                 76,206
   Loss (gain) on disposal of office properties
     and equipment                                                (7,481)                   (3,036)                 27,554
   Loss on sale of real estate owned                              22,416                        -                        -
   Gain on sale of branch                                              -                   (79,289)                      -
   Changes in:
     Accrued interest receivable                                 335,499                   833,425                (335,755)
     Other assets                                                167,924                    87,544               1,865,189
     Accrued interest payable                                    (79,690)                 (256,296)                135,908
     Income taxes                                               (120,548)                  156,510                  36,108
     Prepayments by borrowers for taxes and insurance            (37,860)                  (99,311)               (229,752)
     Other liabilities                                           176,255                      (212)               (186,381)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided (absorbed) by operating activities          13,686,959                (5,755,639)              3,390,456
------------------------------------------------------------------------------------------------------------------------------------
Investing activities
  Net decrease in loans                                        3,392,299                27,695,518                2,559,072
  Repayments on held to maturity securities                      286,302                   229,620                 383,340
  Purchase of held to maturity securities                       (812,434)                 (250,000)               (250,000)
  Proceeds from retirement of held to maturity securities        650,000                   250,000                       -
  Purchase of securities available for sale                            -               (26,000,000)                      -
  Proceeds from sales of securities available for sale        18,378,584                23,683,500               4,798,122
  Sale of FHLB stock                                             602,900                        -                  500,000
  Purchase of FHLB stock                                               -                        -                 (550,000)
  Purchase of other stock                                              -                        -                 (102,500)
  Proceeds from sales of real estate owned                       514,451                   830,293                       -
  Improvements to real estate owned                              (66,337)                       -                        -
  Purchase of bank owned life insurance                       (3,000,000)                       -                        -
  Increase in bank owned life insurance                         (213,694)                       -                        -
  Net decrease in cash from sale of branch:
   Proceeds from sale of loans                                         -                 4,358,781                       -
   Sale of deposits                                                    -                (7,143,692)                      -
   Proceeds from sale of office properties,
     equipment and land                                                -                 1,057,608                       -
  Origination of mortgage servicing rights                             -                  (331,307)               (453,285)
  Proceeds from sales of mortgage servicing rights, net                -                   825,938                       -
  Purchase of office properties and equipment                 (1,194,301)                 (374,986)             (1,295,199)
  Proceeds from sales of office properties and equipment       1,289,408                   109,883                       -
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                     19,827,178                24,941,156               5,589,550
====================================================================================================================================

                                   (Continued)

GUARANTY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


Year Ended December 31,                                          2002                     2001                    2000
------------------------------------------------------------------------------------------------------------------------------------
Financing activities
  Net increase (decrease) in deposits                        (29,372,598)              (9,101,991)              17,132,526
  Repayment of Federal Home Loan Bank advances               (49,000,000)             (62,000,000)             (62,000,000)
  Proceeds from Federal Home Loan Bank advances               48,000,000               49,000,000               56,000,000
  Payments on bonds payable, including unapplied
   payments                                                     (279,122)                (196,445)                (130,977)
  Decrease in securities sold under agreements to
   repurchase                                                          -                        -              (16,650,250)
  Repurchase of convertible preferred securities                       -                        -                  (62,500)
  Proceeds from issuance of common stock, net                     92,164                        -                        -
  Dividends paid                                                       -                        -                 (353,111)
---------------------------------------------------------------------------------------------------------------------------
Net cash absorbed by financing activities                    (30,559,556)             (22,298,436)              (6,064,312)
------------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents               2,954,581               (3,112,919)               2,915,694
Cash and cash equivalents, beginning of year                  12,437,293               15,550,212               12,634,518
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                       $15,391,874              $12,437,293              $15,550,212
------------------------------------------------------------------------------------------------------------------------------------

See accompanying summary of accounting policies and notes to consolidated financial statements.

GUARANTY FINANCIAL CORPORATION
Summary of Accounting Policies

Nature of Business and Regulatory Environment

Guaranty Financial Corporation ("Guaranty") is a bank holding corporation whose principal assets are its wholly-owned subsidiaries, Guaranty Bank ("the Bank") and Guaranty Capital Trust I. Bank provides a full range of banking services to individual and corporate customers.

The Federal Deposit Insurance Corporation ("FDIC") is the federal deposit insurance administrator for both banks and savings associations. The FDIC has specific authority to prescribe and enforce such regulations and issue such orders as it deems necessary to prevent actions or practices by financial institutions that pose a serious threat to the Bank Insurance Fund.

Principles of Consolidation

The consolidated financial statements include the accounts of Guaranty, its wholly-owned subsidiaries, Guaranty Capital Trust I and the Bank, and the Bank's wholly-owned subsidiaries, GMSC, Inc. and Guaranty Investment Corp. All material intercompany accounts and transactions have been eliminated in the consolidation.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made in the prior year consolidated financial statements and notes to conform to the December 31, 2002 presentation.

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

If any, investments in debt and equity securities classified as trading would be stated at market value. Unrealized holding gains and losses for trading securities would be included in the statement of operations. Guaranty held no securities that were classified as trading as of December 31, 2002 or 2001.

Gains and losses on the sale of securities are determined using the specific identification method.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

Guaranty had approximately $332,000, $14,279,000 and $2,193,000 of loans held for sale at December 31, 2002, 2001 and 2000, respectively. The estimated market value of these loans exceeded their carrying cost.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

Loans receivable consists primarily of long-term real estate loans secured by first deeds of trust on single-family residences, other residential property, commercial property, construction and land located primarily in the state of Virginia. Interest income on mortgage loans is recorded when earned and is recognized based on the level yield method.

Guaranty defers loan origination and commitment fees, net of certain direct loan origination costs, and the net deferred fees are amortized into interest income over the lives of the related loans as yield adjustments. Any unamortized net fees on loans fully repaid or sold are recognized as income in the year of repayment or sale.

Sale of Loans and Participation in Loans

Guaranty generates funds by selling loans to the Federal Home Loan Mortgage Corporation and other investors. In mid-2001, Guaranty changed its mortgage banking business model to sell all residential mortgage loans originated on a servicing released basis. As part of this revised business model, Guaranty sold its residential mortgage loan servicing for others portfolio for $918,000 in 2001. Under prior servicing agreements, Guaranty continued to service the loans and the participant is paid its share of principal and interest collections.

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

At December 31, 2002 and 2001 Guaranty had no loans that were considered impaired.

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

Section 1616 of the Small Business Job Protection Act (the "Act") of 1996 repealed the percentage of taxable income method of computing bad debt reserve, and requires the recapture into taxable income of "excess reserves", on a ratable basis over the next six years. Excess reserves are defined, in general, as the excess of the balance of the tax bad debt reserve (using the percentage of taxable income method) as of the close of the last tax year beginning before January 1, 1996 over the balance of the reserve as of the close of the last tax year beginning before January 1, 1988. The recapture of the reserves is deferred if Guaranty meets the "residential loan requirement" exception, during either or both of the first two years beginning after December 31, 1995. The residential loan requirement is met, in general, if the principal amount of residential loans made by Guaranty during the year is not less than Guaranty's "base amount". The base amount is defined as the average of the principal amounts of residential loans made during the six most recent tax years beginning before January 1, 1996.

As a result of the Act, Guaranty must recapture into taxable income approximately $354,000 ratably over six years, which began December 31, 1998, since Guaranty met the residential loan requirement exemption for the period ended December 31, 1997.

Basic and Diluted Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The basic and diluted weighted average number of shares of common stock outstanding were 1,963,415, 1,961,727 and 1,961,727 for the years ended December 31, 2002, 2001 and 2000, respectively.

Statements of Cash Flows

Cash and cash equivalents include Federal funds sold with original maturities of three months or less. Interest paid was approximately $4,236,000, $10,012,000 and $12,713,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Cash paid for income taxes was approximately $811,000, $380,000 and $697,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Real estate acquired in the settlement of loans was approximately $191,000, $305,000 and $941,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which was effective July 1, 2001. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests methods. The adoption of SFAS 141 has not had an effect on Guaranty's financial statements.

Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which was effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires a transitional goodwill impairment test six months from the date of adoption and further requires an evaluation of the carrying value of goodwill for impairment annually thereafter. The adoption of SFAS 142 has not had an effect on Guaranty's financial statements.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", ("SFAS 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. Guaranty does not expect the adoption of SFAS 146 to have an effect on the financial statements.

In October 2002, the FASB issued SFAS 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB
Interpretation No. 9. This statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets required as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor - and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. The adoption of SFAS 147 did not have an effect on the Guaranty's financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123". This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management does not expect the adoption of SFAS 148 to have an effect on the Guaranty's financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Investment Securities
A summary of the carrying value and estimated market value of investment securities is as follows:


                                                                                  Gross                Gross        Estimated
                                                            Amortized          Unrealized           Unrealized        Market
                                                              Cost                Gains                Losses         Value
------------------------------------------------------------------------------------------------------------------------------------

December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
Held to Maturity
  Mortgage-backed securities                               $  432,656            $38,152                  -     $   470,808
  U.S. Treasury Bonds                                         403,458                -                    -         403,458
------------------------------------------------------------------------------------------------------------------------------------
Total Held to Maturity                                        836,114             38,152                  -         874,266
------------------------------------------------------------------------------------------------------------------------------------
Available for Sale
  Corporate bonds                                           3,246,760                  -            (34,860)      3,211,900
  Other                                                       422,250                  -                  -         422,250
------------------------------------------------------------------------------------------------------------------------------------
Total Available for Sale                                    3,669,010                  -            (34,860)      3,634,150
------------------------------------------------------------------------------------------------------------------------------------
Total Investment Securities                                $4,505,124            $38,152           $(34,860)    $ 4,508,416
------------------------------------------------------------------------------------------------------------------------------------

December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
Held to Maturity
  Mortgage-backed securities                             $    719,989            $48,288           $      -     $   768,277
  U.S. Treasury Bonds                                         250,000                -                    -         250,000
------------------------------------------------------------------------------------------------------------------------------------
Total Held to Maturity                                        969,989             48,288                  -       1,018,277
------------------------------------------------------------------------------------------------------------------------------------
Available for Sale
  U.S. Government Agency Bonds                              8,000,000                  -            (30,125)      7,969,875
  Corporate bonds                                          13,620,016                  -         (1,023,416)     12,596,600
  Other                                                       422,250                  -                  -         422,250
------------------------------------------------------------------------------------------------------------------------------------
Total Available for Sale                                   22,042,266                  -         (1,053,541)     20,988,725
------------------------------------------------------------------------------------------------------------------------------------
Total Investment Securities                               $23,012,255            $48,288        $(1,053,541)    $22,007,002
------------------------------------------------------------------------------------------------------------------------------------



The amortized cost and estimated market value of available for sale and held to maturity securities at December 31, 2002 by maturity is as follows:

                                                                              Estimated
                                                           Amortized            Market
                                                             Cost               Value
-----------------------------------------------------------------------------------------
Held to Maturity
  Mortgage-backed securities                              $   432,656         $  470,808
  U.S. Treasury Bonds                                         403,458            403,458
-----------------------------------------------------------------------------------------
Total Held to Maturity                                        836,114            874,266
-----------------------------------------------------------------------------------------
Available for Sale
  Corporate bonds and other due after five years            3,246,760          3,211,900
  Other                                                       422,250            422,250
-----------------------------------------------------------------------------------------
Total Available for Sale                                    3,669,010          3,634,150
-----------------------------------------------------------------------------------------
Total Investment Securities                                $4,505,124         $4,508,416
-----------------------------------------------------------------------------------------

Gross gains and losses from the sale of securities during the years ended December 31, 2002, 2001 and 2000 were as follows:

                                                      2002                         2001                          2000
                                               Gains        Losses          Gains       Losses            Gains        Losses
-----------------------------------------------------------------------------------------------------------------------------------

Held to Maturity                            $      -       $    -       $      -       $     -          $    -      $       -
Available for Sale                            20,125            -          3,046             -               -         76,206
-----------------------------------------------------------------------------------------------------------------------------------
Totals                                      $ 20,125       $    -       $  3,046       $     -          $    -      $  76,206
-----------------------------------------------------------------------------------------------------------------------------------

Mortgage backed securities of approximately $433,000 and $720,000 December 31, 2002 and 2001, respectively, were pledged for bonds payable (Note 6).

2. Loans Receivable

Loans receivable are summarized as follows:

December 31,                                                           2002                             2001
------------------------------------------------------------------------------------------------------------------------------------
Mortgage loans
  Residential                                                       $ 20,118,677                    $ 39,854,284
  Commercial                                                           7,893,953                      16,276,612
  Construction and land loans                                         38,479,836                      36,307,260
------------------------------------------------------------------------------------------------------------------------------------

Total real estate                                                     66,492,466                      92,438,156

Commercial business loans                                             76,651,355                      66,603,247
Consumer loans                                                        22,238,245                      20,982,986
------------------------------------------------------------------------------------------------------------------------------------
Total loans receivable                                               165,382,066                     180,024,389
------------------------------------------------------------------------------------------------------------------------------------
Less
  Deferred loan fees (costs), net                                      (109,911)                        (66,525)
  Allowance for loan losses                                            2,242,092                       2,512,000
------------------------------------------------------------------------------------------------------------------------------------
                                                                       2,132,181                       2,445,475
------------------------------------------------------------------------------------------------------------------------------------
                                                                    $163,249,885                    $177,578,914
====================================================================================================================================

The allowance for loan losses is summarized as follows:

                                                                                                        Amount
------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                                                          $1,203,238
Provision charge to expense                                                                            1,505,000
Net charge-offs                                                                                         (311,726)
------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                                                           2,396,512
Provision charged to expense                                                                             333,467
Net charge-offs                                                                                         (217,979)
------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                                                                           2,512,000
Provision charged to expense                                                                              99,998
Net charge-offs                                                                                         (369,906)
------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                                                                          $2,242,092
==================================================================================================================

Guaranty serviced loans for others aggregating approximately $12.4 million and $13.2 million at December 31, 2002 and 2001, respectively. The servicing rights to approximately $189,000,000 in loans were sold and transferred during 2001. Mortgage servicing rights of $0 and $331,307 were capitalized during the years ended December 31, 2002 and 2001, respectively.

Gross gains and gross losses on the sale of loans and servicing totaling approximately $999,000 and $0, $1,249,000 and $0, and $643,000 and $305,000 were realized during the years ended December 31, 2002, 2001 and 2000, respectively.

3. Office Properties and Equipment
Office properties and equipment are summarized as follows:

December 31,                                                            2002                             2001
------------------------------------------------------------------------------------------------------------------------------------
Land                                                                  $2,817,101                      $3,123,848
Building and leasehold improvements                                    4,062,185                       4,419,899
Furniture and fixtures                                                 1,335,238                       1,293,824
Equipment                                                              2,546,040                       2,309,371
Automobiles                                                                    -                          32,949
------------------------------------------------------------------------------------------------------------------------------------
                                                                      10,760,564                      11,179,891
Less accumulated depreciation
  and amortization                                                     3,317,629                       3,070,102
------------------------------------------------------------------------------------------------------------------------------------
Net office properties and equipment                                   $7,442,935                      $8,109,789
====================================================================================================================================


4. Deposits

Deposits are summarized as follows:

December 31,                                                           2002                            2001
------------------------------------------------------------------------------------------------------------------------------------

Statement savings accounts                                        $  12,811,611                    $ 12,991,825
Demand deposit accounts                                              53,498,243                      47,569,392
Money market accounts                                                34,444,896                      22,394,469
------------------------------------------------------------------------------------------------------------------------------------

                                                                    100,754,750                      82,955,686
------------------------------------------------------------------------------------------------------------------------------------

Time deposits                                                        70,504,355                     117,676,017
------------------------------------------------------------------------------------------------------------------------------------

                                                                   $171,259,105                    $200,631,703
====================================================================================================================================

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $11,390,000 and $20,589,000 at December 31, 2002 and
2001, respectively.

At December 31, 2002, scheduled maturities of certificates are as follows (rounded to the nearest thousand):

Year Ending December 31,
------------------------------------------------------------------------------------------------------------------------------------
   2003                                                                                              $61,027,000
   2004                                                                                                6,362,000
   2005                                                                                                1,190,000
   2006                                                                                                1,917,000
   2007 and thereafter                                                                                     8,000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     $70,504,000
------------------------------------------------------------------------------------------------------------------------------------

5. Fair Value of Financial Instruments

The estimated fair values of Guaranty's financial instruments are as follows:


December 31,                                                         2002                                  2001
------------------------------------------------------------------------------------------------------------------------------------
                                                        Carrying             Fair             Carrying            Fair
                                                         Amount              Value             Amount              Value
------------------------------------------------------------------------------------------------------------------------------------
Financial assets
  Cash and short-term investments                    $ 15,391,874       $ 15,392,000       $ 12,437,293       $ 12,437,000
  Securities                                            4,470,264          4,508,000         21,958,714         22,008,000
  Loans, net of allowance for loan losses             163,249,885        164,798,000        177,578,914        174,715,000
Financial liabilities
  Deposits                                            171,259,105        171,729,000        200,631,703        201,277,000
Advances from Federal Home Loan Bank                            -                  -          1,000,000          1,000,000
Bonds payable                                             359,847                N/A            595,374                N/A


                                                         Notional               Fair         Notional              Fair
                                                           Amount              Value          Amount               Value
------------------------------------------------------------------------------------------------------------------------------------
Unrecognized financial instruments
  Commitments to
   extend credit                                      $52,356,000        $52,356,000       $ 52,009,000       $ 52,009,000

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

Bonds payable

Due to the nature and terms (Note 6) of the bonds payable held by GMSC, Inc. at December 31, 2002 and 2001, it was not deemed practicable to estimate the fair value.

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

December 31,                                                             2002                           2001
------------------------------------------------------------------------------------------------------------------------------------
Serial Bonds
  Class A-3, maturing January 20, 2019,
   at 8.0%                                                              $455,428                        $739,648
  Unapplied payments                                                     (30,000)                        (35,098)
------------------------------------------------------------------------------------------------------------------------------------
                                                                         425,428                         704,550
  Less unamortized discount                                              (65,581)                       (109,176)
------------------------------------------------------------------------------------------------------------------------------------
                                                                        $359,847                        $595,374
====================================================================================================================================

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

7. Advances From Federal Home Loan Bank

Information related to borrowing activity from the Federal Home Loan Bank is as follows:


Year Ended December 31,                                                 2002                            2001
------------------------------------------------------------------------------------------------------------------------------------

Maximum amount outstanding during the year                           $15,000,000                     $18,000,000
Average amount outstanding during the year                           $ 6,136,000                     $ 4,608,000
Average interest rate during the year                                       1.96%                           5.14%


8. Income Taxes

The provision for income taxes as presented in the consolidated statements of operations are as follows:

Year Ended December 31,                                                     2002                2001                2000
------------------------------------------------------------------------------------------------------------------------------------
Current income tax                                                      $927,972            $285,743            $744,103
Deferred income tax expense (benefit)                                   (113,714)            (18,643)           (431,000)
------------------------------------------------------------------------------------------------------------------------------------
                                                                        $814,258            $267,100            $313,103
====================================================================================================================================

Reconciliations of the provision for income taxes computed at the federal statutory income tax rate to the effective rate follows:

Year Ended December 31,                                                     2002                2001                2000
------------------------------------------------------------------------------------------------------------------------------------
Tax expense at statutory rate                                           $876,418            $267,062            $312,874
Adjustments
  Other                                                                   62,160                  38                 229
------------------------------------------------------------------------------------------------------------------------------------
                                                                        $814,258            $267,100            $313,103
====================================================================================================================================

The components of the net deferred income taxes, which is included in other assets in the balance sheet, are as follows:

December 31,                                                                2002                            2001
------------------------------------------------------------------------------------------------------------------------------------
Deferred tax asset
  Bad debt reserves                                                   $  742,000                      $  814,000
  REO reserves                                                            82,000                          68,000
  Deferred loan fees                                                       7,000                           8,000
  Available for sale securities                                           12,000                         358,000
  Other                                                                   23,000                               -
------------------------------------------------------------------------------------------------------------------------------------
Total deferred tax asset                                                 866,000                       1,248,000
------------------------------------------------------------------------------------------------------------------------------------
Deferred tax liability
  GMSC REMIC                                                              63,000                          81,000
  Fixed assets                                                           405,000                         305,000
  Other                                                                        -                         118,000
------------------------------------------------------------------------------------------------------------------------------------
Total deferred tax liability                                             468,000                         504,000
------------------------------------------------------------------------------------------------------------------------------------
Net deferred tax asset                                                  $398,000                      $  744,000
====================================================================================================================================

9. Related Party Transactions

In the normal course of business, Guaranty makes loans to directors, officers and other related parties. These loans are made on substantially the same terms as those prevailing at the time for comparable transactions with the other borrowers.

The following is a summary of loan transactions with directors, officers and other related parties:

December 31,                                                                2002                            2001
------------------------------------------------------------------------------------------------------------------------------------
Balance at the beginning of year                                      $2,044,000                        $1,165,000
Additional loans                                                         171,000                         1,978,000
Loan reductions                                                         (146,000)                       (1,099,000)
------------------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                $2,069,000                        $2,044,000
====================================================================================================================================

10. Commitments and Contingencies

Guaranty leases office space under operating leases expiring at various dates through 2012 and has contracts for data processing services whose initial term expires in February 2004 and requires minimum payments of $60,100 per month. Future minimum rental and data processing payments required that have initial or remaining noncancelable terms in excess of one year as of December 31, 2002, are as follows:

                                                                                       Amount
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Data
Year Ending December 31,                                                  Leases                      Processing
------------------------------------------------------------------------------------------------------------------------------------
2003                                                                 $   166,200                        $721,200
2004                                                                     162,100                          70,100
2005                                                                     141,800                               -
2006                                                                     144,200                               -
2007 and thereafter                                                    1,698,000                               -
------------------------------------------------------------------------------------------------------------------------------------
                                                                      $2,312,300                        $791,300
====================================================================================================================================

Total rental expense amounted to approximately $140,000, $179,000 and $108,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Total data processing expense amounted to approximately $1,049,000, $1,037,000 and $926,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Guaranty is defendant in various lawsuits incidental to its business. Management is of the opinion that its financial position will not be materially affected by the ultimate resolution of any pending or threatened litigation.

11. Convertible Preferred Stock

On April 29, 1998, Guaranty formed Guaranty Capital Trust I (the "Trust"), a wholly owned subsidiary. The Trust issued 276,000 shares of 7.0% convertible preferred securities maturing May 5, 2028 for $6,900,000, with an option to call on or after April 29, 2003. Conversion of the preferred securities into Guaranty's stock may occur at any time prior to maturity. The Trust also issued 8,537 shares of convertible common stock for $213,425. Guaranty purchased all shares of the common stock. The proceeds from the sale of the preferred securities were utilized to purchase from Guaranty junior subordinated debt securities (guaranteed by the Bank), of $7,113,425 bearing interest at 7.0% and maturing May 5, 2028. All intercompany interest and equity was eliminated in consolidation.

In January 2000, Guaranty repurchased 2,500 shares of the cumulative preferred securities at a price of $17.50 per share which resulted in a net gain, recognized in the statement of stockholders' equity, on the repurchase of $10,111. In December 1999, Guaranty repurchased 33,000 shares of the cumulative preferred securities at an average price of $17.97 per share which resulted in a net gain, recognized in the statement of stockholders' equity, on the repurchase of $101,000.

12.  Stockholders' Equity

The following table represents the Bank's regulatory capital levels.

                                             Amount             Percent          Actual          Actual            Excess
December 31, 2002                           Required           Required          Amount          Percent           Amount
------------------------------------------------------------------------------------------------------------------------------------
Tier 1 risk based                         $ 6,628,000             4.00%        $24,374,000        14.73%         $17,746,000
Total risk based capital                   13,255,000             8.00          26,447,000        15.98           13,192,000

                                             Amount             Percent          Actual          Actual            Excess
December 31, 2001                           Required           Required          Amount          Percent           Amount
------------------------------------------------------------------------------------------------------------------------------------
Tier 1 risk based                         $ 7,279,000             4.00%        $22,542,000        12.39%         $15,263,000
Total risk based capital                   14,560,000             8.00          24,818,000        13.64           10,258,000

The ratios which have been established for well-capitalized banks are 6% and 10% for Tier 1 risk based capital and total risk based capital, respectively. Guaranty may not declare or pay a cash dividend, or repurchase any of its capital stock if the effect thereof would cause the net worth of Guaranty to be reduced below the net worth requirement imposed by federal regulations.

Proceeds from the Trust Preferred Securities were contributed to capital of the Bank and are included, to the extent allowed, in the calculation of regulatory capital.

On October 26, 2000, Guaranty and the Bank entered into a Written Agreement with the Federal Reserve Bank of Richmond and the Bureau of Financial Institutions of the Commonwealth of Virginia with respect to various operating policies and procedures. The agreement restricted Guaranty from paying dividends or incurring any debt at the holding company level without prior regulatory approval. In addition, the Bank, was also prohibited from paying intercompany dividends to Guaranty without prior regulatory approval. Guaranty and the Bank gained formal relief from the Written Agreement in October 2002.

13. Stock Option Plan

Guaranty has a non-compensatory stock option plan (the "Plan") designed to provide long-term incentives to key employees. All options are exercisable upon date of vesting. The following table summarizes options outstanding:

                                                        2002                        2001                       2000
------------------------------------------------------------------------------------------------------------------------------------
                                                             Weighted -                  Weighted -                 Weighted -
                                                               average                     average                    average
                                                              exercise                    exercise                   exercise
                                                 Shares         price        Shares         price      Shares          price
------------------------------------------------------------------------------------------------------------------------------------
Options outstanding at
  beginning of period                             57,912       $12.07       101,900        $14.16      130,000        $13.69
Granted                                           47,500         8.59        16,512          8.74            -             -
Forfeited                                        (21,500)       12.45       (60,500)        12.10      (28,100)        12.00
Exercised                                         (7,900)       10.59             -             -            -             -
------------------------------------------------------------------------------------------------------------------------------------
Options outstanding at end
  of period                                       76,012        10.01        57,912         12.07      101,900        $14.16
------------------------------------------------------------------------------------------------------------------------------------
Options exercisable at end
  of period                                       76,012                     48,900                     73,200
------------------------------------------------------------------------------------------------------------------------------------

The weighted average fair value of options granted during the year ended December 31, 2002 and 2001 was $2.74 and $4.28, respectively.

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

Year Ended December 31,                                       2002                2001                2000
------------------------------------------------------------------------------------------------------------------------------------
Net income
  As reported                                           $1,763,442            $518,375             $607,116
  Pro forma                                              1,677,417             498,434              607,116

Net income per share (basic and diluted)
  As reported                                              $  0.89              $ 0.26               $ 0.31
  Pro forma                                                   0.85                0.25                 0.31

The fair value of each option granted is estimated on the date of grant using the Black-Sholes option pricing model with the following assumptions used for grants for the year ended December 31, 2002: a risk free interest rate of 4.97%, dividend yield of 2%, expected weighted average term of 7.0 years, and a volatility of 30%.

14. Employee Benefit Plans

Effective February 16, 1989, Guaranty adopted a 401(k) profit-sharing plan in which all employees are eligible to participate after one year of service and are at least twenty-one years of age. Participants may elect to contribute a percentage of their compensation to the plan. Guaranty may make contributions to the plan at its discretion. Guaranty's contributions are allocated to employee accounts using a systematic formula based on participant compensation. Guaranty contributed approximately $67,000, $60,000 and $65,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

15. Financial Instruments With Off-Balance-Sheet Risk

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

Unless noted otherwise, Guaranty does not require collateral or other security to support financial instruments with credit risk.

December 31,                                                                    2002                 2001
------------------------------------------------------------------------------------------------------------------------------------
Financial instruments whose contract
  amounts represent credit risk
   Commitments to extend credit                                              $52,356,000         $52,009,000
   Standby letters of credit written                                           5,054,000           3,282,000

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

16. Selected quarterly financial data (Unaudited)

Condensed quarterly financial data is shown as follows:


------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2002
                                                                First            Second               Third            Fourth
(Dollars in thousands except per share data)                   Quarter           Quarter             Quarter           Quarter
------------------------------------------------------------------------------------------------------------------------------------
Total interest income                                          $3,472             $3,313              $3,151         $2,919
Total interest expense                                          1,388              1,121                 901            745
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                             2,084              2,192               2,250          2,174
Provision for loan losses                                          25                 25                  25             25
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
  for loan losses                                               2,059              2,167               2,225          2,149

Other income                                                      634                541                 606            666
Other expenses                                                  2,090              2,087               2,156          2,136
------------------------------------------------------------------------------------------------------------------------------------
Income before income tax expense                                  603               621                  675            679

Income tax expense                                                197               193                  212            212
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                     $  406             $ 428               $  463         $  467
====================================================================================================================================

Basic and diluted earnings per share                           $ 0.21             $0.22               $ 0.23         $ 0.23
====================================================================================================================================


------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2001
                                                                First            Second               Third            Fourth
(Dollars in thousands except per share data)                   Quarter           Quarter             Quarter           Quarter
------------------------------------------------------------------------------------------------------------------------------------
Total interest income                                          $5,105             $4,569              $4,204         $3,763
Total interest expense                                          2,929              2,753               2,328          1,746
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                             2,176              1,816               1,876          2,017
Provision for loan losses                                         150                 75                  75             33
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
  for loan losses                                               2,026              1,741               1,801          1,984

Other income                                                      538                560                 583            709
Other expenses                                                  2,310              2,290               2,325          2,231
------------------------------------------------------------------------------------------------------------------------------------
Income before income tax expense                                  254                 11                  59            462

Income tax expense                                                 86                  4                  20            157
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                    $   168           $      7              $   39         $  305
====================================================================================================================================

Basic and diluted earnings per share                          $  0.08            $  0.00              $ 0.02         $ 0.16
====================================================================================================================================

17. Condensed Financial Information of the Parent Company Only

                   Condensed Statements of Financial Condition

December 31,                                                                            2002                       2001
------------------------------------------------------------------------------------------------------------------------------------
Assets
Investment in subsidiaries, at equity                                               $24,324,165               $22,552,191
  Cash                                                                                   83,784                       152
  Prepaid expenses and other assets                                                     448,437                   448,437
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    $24,856,386               $23,000,780
====================================================================================================================================

Liabilities and Stockholders' Equity
  Other liabilities                                                           $               -         $               -
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                             -                         -
------------------------------------------------------------------------------------------------------------------------------------
Subordinated debt                                                                     6,225,925                 6,225,925
------------------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
  Common stock                                                                        2,463,346                 2,452,159
  Additional paid-in capital                                                          9,034,207                 8,953,230
  Retained earnings                                                                   7,132,908                 5,369,466
------------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                           18,630,461                16,774,855
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    $24,856,386               $23,000,780
====================================================================================================================================

                       Condensed Statements of Operations

Year Ended December 31,                                                                      2002                    2001
------------------------------------------------------------------------------------------------------------------------------------
Income
  Dividends received from bank                                                        $   420,875                $420,875
------------------------------------------------------------------------------------------------------------------------------------
Total income                                                                              420,875                 420,875
------------------------------------------------------------------------------------------------------------------------------------

Interest expense                                                                         (420,875)               (420,875)
Non-interest expenses                                                                      (8,531)                 (1,724)
------------------------------------------------------------------------------------------------------------------------------------

Income before undistributed
   net income of the Bank                                                                  (8,531)                 (1,724)
Undistributed net income                                                                1,771,973                 520,099
------------------------------------------------------------------------------------------------------------------------------------

Net income                                                                            $1,763,442                 $518,375
====================================================================================================================================


                       Condensed Statements of Cash Flows
------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                                      2002                    2001
------------------------------------------------------------------------------------------------------------------------------------
Operating activities
  Net income                                                                           $1,763,442               $ 518,375
  Adjustments
   Undistributed earnings of the Bank                                                  (1,771,973)               (520,099)
   Decrease in prepaid and other assets                                                         -                  15,531
   decrease in other liabilities                                                                -                 (15,531)
------------------------------------------------------------------------------------------------------------------------------------
Net cash absorbed by operating activities                                                  (8,531)                 (1,724)
------------------------------------------------------------------------------------------------------------------------------------
Investing activities
  Dividends received from Bank                                                             420,875                420,875
  Investment in the bank                                                                 (420,875)               (420,875)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided (absorbed) by investing activities                                                -                   -
------------------------------------------------------------------------------------------------------------------------------------
Financing activities
  Issuance of common stock                                                                  92,163                      -
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                   92,163                      -
------------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                                                 83,632                 (1,724)
Cash, beginning of year                                                                        152                  1,876
------------------------------------------------------------------------------------------------------------------------------------
Cash, end of year                                                                   $      83,784           $         152
====================================================================================================================================


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GUARANTY FINANCIAL CORPORATION



Date:  March 17, 2003                 By:  /s/ William E. Doyle, Jr.
                                           -------------------------------------
                                           William E. Doyle, Jr.
                                           President and Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                                      Title                                 Date
               ---------                                      -----                                 ----

       /s/ William E. Doyle, Jr.           President and Chief Executive Officer and           March 17, 2003
-------------------------------------                      Director
         William E. Doyle, Jr.                 (Principal Executive Officer)


         /s/ Tara Y. Harrison                       Chief Financial Officer                    March 17, 2003
-------------------------------------              (Principal Financial and
            Tara Y. Harrison                          Accounting Officer)


         /s/ Douglas E. Caton                        Chairman of the Board                     March 17, 2003
-------------------------------------
            Douglas E. Caton


          /s/ Harry N. Lewis                      Vice Chairman of the Board                   March 17, 2003
-------------------------------------
             Harry N. Lewis


                                                           Director                            March 17, 2003
-------------------------------------
            Henry J. Browne


       /s/ Jason I. Eckford, Jr.                           Director                            March 17, 2003
-------------------------------------
         Jason I. Eckford, Jr.


           /s/ John R. Metz                                Director                            March 17, 2003
-------------------------------------
              John R. Metz


        /s/ James R. Sipe, Jr.                             Director                            March 17, 2003
-------------------------------------
           James R. Sipe, Jr.


        /s/ Oscar W. Smith, Jr.                            Director                            March 17, 2003
-------------------------------------
          Oscar W. Smith, Jr.

                                  CERTIFICATION


I, William E. Doyle, Jr., certify that:

1. I have reviewed this annual report on Form 10-KSB of Guaranty Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date:  March 17, 2003           /s/ William E. Doyle, Jr.
                                         --------------------------------------
                                         William E. Doyle, Jr.
                                         President and Chief Executive Officer

                                  CERTIFICATION


I, Tara Y. Harrison, certify that:

1. I have reviewed this annual report on Form 10-KSB of Guaranty Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date:  March 17, 2003       /s/ Tara Y. Harrison
                                     -----------------------------------
                                     Tara Y. Harrison
                                     Vice President and Chief Financial Officer

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

         21                Subsidiaries of Guaranty Financial Corporation.

         99.1 Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

         99.2 Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350