Form 10QSB
period 2003-03-31
GUARANTY FINANCIAL CORP /VA/
filed 2003-05-15
CIK 919967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended

Commission File No. 0-25905

March 31, 2003

GUARANTY FINANCIAL CORPORATION

Virginia

    54-1786496

(State or Other Jurisdiction of

(I.R.S. Employer

Incorporation or Organization)

 Identification No.)

1658 State Farm Blvd., Charlottesville, VA  22911

(Address of Principal Executive Offices)

(434) 970-1100

(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes _X_  No ___

As of May 1, 2003, 1,978,577 shares of Common Stock, par value $1.25 per share, were outstanding.

GUARANTY FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-QSB

INDEX

Part I.  Financial Information

Page No.

Item 1

Financial Statements

Consolidated Balance Sheets as of March 31, 2003

(unaudited) and December 31, 2002

3

Consolidated Statements of Operations for the

Three Months Ended March 31, 2003 and

2002 (unaudited)

4

Consolidated Statements of Comprehensive Income

for the Three Months Ended March 31, 2003

and 2002 (unaudited)

5

Consolidated Statements of Cash Flows for the

Three Months Ended March 31, 2003 and 2002 (unaudited)

6

Notes to Consolidated Financial Statements (unaudited)

7

Item 2

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

11

Item 3

Controls and Procedures

17

Part II.  Other Information

Item 1

Legal Proceedings

18

Item 2

Changes in Securities and Use of Proceeds

18

Item 3

Defaults upon Senior Securities

18

Item 4

Submission of Matters to a Vote of Security Holders

18

Item 5

Other Information

18

Item 6

Exhibits and Reports on Form 8-K

18

Signatures

19

Certifications

20

Part I.  Financial Information

Item 1

Financial Statements

GUARANTY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 31,	December 31,
	2003	2002
ASSETS	(Unaudited)
Cash and cash equivalents	$ 18,511	$ 15,392
Investment securities
Held-to-maturity	752	836
Available for sale	1,737	3,634
Investment in FHLB	947	947
Loans receivable, net	156,598	163,250
Accrued interest receivable	765	910
Real estate owned	210	397
Office properties and equipment, net	6,161	7,443
Other assets	4,257	4,336
Total assets	$ 189,938	$ 197,145

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Interest bearing demand	$ 29,817	$ 28,773
Non-interest bearing demand	23,669	24,725
Money market accounts	36,639	34,445
Savings accounts	12,671	12,812
Certificates of deposit	59,910	70,504
	162,706	171,259
Bonds payable	335	360
Advances from Federal Home Loan Bank	-	-
Accrued interest payable	36	58
Payments by borrowers for taxes and insurance	336	127
Other liabilities	1,006	722
Total liabilities	164,419	172,526

Convertible preferred securities	6,012	6,012

STOCKHOLDERS' EQUITY
Preferred stock, par value $1 per share, 500,000
shares authorized, none issued	-	-
Common stock, par value $1.25 per share,
4,000,000 shares authorized, 1,978,577
issued and outstanding (1,970,677 in 2002)	2,473	2,463
Additional paid-in capital	9,089	9,034
Accumulated comprehensive loss	(18)	(23)
Retained earnings	7,963	7,133
Total stockholders' equity	19,507	18,607
Total liabilities and stockholders' equity	$ 189,938	$ 197,145

See accompanying notes to consolidated financial statements

GUARANTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31,
	2003		2002
		(unaudited)
Interest income
Loans	$ 2,547		$ 3,060
Investment securities	94		412
Total interest income	2,641		3,472

Interest expense
Deposits	457		1,209
Borrowings	141		179
Total interest expense	598		1,388

Net interest income	2,043		2,084

Provision for loan losses	30		25

Net interest income after provision
for loan losses	2,013		2,059

Non-interest income
Deposit account fees	167		183
Mortgage banking income	318		314
Net gain on sale of branches	949		-
Increase in cash surrender value of life insurance	54		23
Investment sales commissions	-		26
Other	121		92
Total noninterest income	1,609		638

Non-interest expense
Personnel	1,103		1,144
Occupancy	294		289
Information services	292		291
Marketing	30		14
Deposit insurance premiums	7		25
Other	441		331
Total noninterest expense	2,167		2,094

Income before income taxes	1,455		603

Provision for income taxes	476		197

Net income	$ 979		$ 406

Basic earnings per common share	$ 0.50		$ 0.21
Diluted earnings per common share	$ 0.49		$ 0.21

See accompanying notes to consolidated financial statements

GUARANTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Three Months Ended
	March 31,
	2003		2002
		(unaudited)

Net income	$ 979		$ 406

Other comprehensive income:
Unrealized gain (loss) on securities available for sale	$ 8		$ (213)
Reclassification adjustment for (gains) losses
included in net income	(1)		0

Other comprehensive income (loss), before tax	7		(213)

Income tax (expense) benefit related to items of other
comprehensive income	(2)		72

Other comprehensive income (loss), net of tax	5		(141)

Comprehensive income	$ 984		$ 265

See accompanying notes to consolidated financial statements.

	Three Months Ended March 31, 2003 (unaudited)	Three Months Ended March 31, 2002
Operating Activities		
Net Income	$ 979	$ 406
Adjustments to reconcile net income to net cash provided (absorbed) by operating activities:		
Provision for loan losses	30	25
Provision for loss on sale of other real estate owned	-	40
Depreciation and amortization	132	151
Deferred loan fees	(11)	(16)
Net amortization of premiums and accretion of discounts	(6)	44
Gain on sale of loans	(318)	(314)
Originations of loans held for sale	(12,311)	(12,366)
Proceeds from sale of loans	12,993	19,975
Gain on sale of other real estate owned	-	(18)
Gain on sale of securities held for sale	(1)	-
Increase in value of bank owned life insurance	(54)	
Gain on sale of branch	(986)	-
Changes in:		
Accrued interest receivable	145	(36)
Other assets	132	89
Accrued interest payable	(22)	(32)
Prepayments by borrowers for taxes and insurance	209	185
Other liabilities	285	44
Net cash provided by operating activities	1,196	8,177
Investing activities		
Net decrease in loans	790	6,683
Mortgage-backed securities principal repayments	83	169
Purchase of securities held to maturity	-	(406)
Proceeds from maturity of securities held to maturity	-	250
Purchase of securities available for sale	(135)	-
Proceeds from sale of securities available for sale	2,040	-
Proceeds from sale of real estate owned	187	415
Purchase of bank-owned life insurance	-	(3,000)
Net decrease in cash from sale of branch		
Proceeds from sale of loans	5,446	
Sale of Deposits	(9,984)	
Proceeds from sale of office properties, equipment and land	1,653	
Proceeds from sale of office properties and equipment	30	21
Purchase of office properties and equipment	(262)	(34)
Net cash provided by investing activities	(152)	4,098
Financing activities		
Net increase (decrease) in deposits	2,197	(13,834)
Proceeds from FHLB advances	7,000	21,000
Repayment of FHLB advances	(7,000)	(15,000)
Proceeds from issuance of common stock	64	8
Cash dividend paid on common stock	(148)	-
Principal payments on bonds payable, including unapplied payments	(38)	(30)
Net cash absorbed by financing activities	2,075	(7,856)
Increase in cash and cash equivalents	3,119	4,419
Cash and cash equivalents, beginning of period	15,392	12,437
Cash and cash equivalents, end of period	$ 18,511	$ 16,856

See accompanying notes to consolidated financial statements.

GUARANTY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2003 and 2002

(unaudited)

Note 1  Principles of Presentation

The accompanying consolidated financial statements of Guaranty Financial Corporation (“Guaranty”) have not been audited by independent accountants, except for the balance sheet at December 31, 2002.  These financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission in regard to quarterly (interim) reporting.  In management’s opinion, the financial information presented reflects all adjustments, comprised only of normal recurring accruals that are necessary for a fair presentation of the results for the interim periods.  Significant accounting policies and accounting principles have been consistently applied in both the interim and annual consolidated financial statements.  Certain notes and the related information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10–QSB.  Therefore, these financial statements should be read in conjunction with Guaranty’s Annual Report on Form 10-KSB for the year ended December 31, 2002.  The results for the three months ended March 31, 2003, are not necessarily indicative of future financial results.

The accompanying consolidated financial statements include Guaranty’s accounts and its wholly-owned subsidiaries, Guaranty Capital Trust I and Guaranty Bank, and Guaranty Bank’s wholly-owned subsidiaries, GMSC, Inc., which was organized as a financing subsidiary, and Guaranty Investments Corporation, which was organized to sell non-deposit investment products. All material intercompany accounts and transactions have been eliminated in consolidation.

Amounts in the year 2002 financial statements have been reclassified to conform to the year 2003 presentation.  These reclassifications had no effect on previously reported net income.

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

Note 3  Earnings Per Share

Basic earnings per share is based on net income divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock option plans.  The basic and diluted earnings per share for the three months ended March 31, 2003 and 2002, have been determined by dividing net income by the weighted average number of shares of common stock outstanding during these periods.  The following table indicates the weighted average shares outstanding for each period.

Note 4  Loans

The loan portfolio is comprised of the following:

Note 5  Allowance for Loan Loss

The following is a summary of transactions in the allowance for loan loss:

Note 6  Investments

The investment portfolio was comprised of the following:

 Stock Option Plan

Guaranty has a non-compensatory stock option plan (the “Plan”) designed to provide long-term incentives to key employees. All options are exercisable upon date of vesting.

The following table summarizes options outstanding:

	Three Months Ended		Year Ended
	March 31, 2003		December 31, 2002

		Weighted-		Weighted
		average		average
		exercise		exercise
	Shares	price	Shares	price
Options outstanding at
beginning of period	76,012	$ 10.01	57,912	$12.07
Granted	---	---	47,500	8.59
Forfeited	(362)	8.30	(21,500)	12.45
Exercised	(7,900)	8.13	(7,900)	10.59
Options outstanding at end
of period	67,750	10.13	76,012	10.01
Options exercisable at end
of period	67,750		76,012

	March 31, 2003	December 31, 2002

Net income attributable to common stockholders, as reported	$979	$1,763

Total stock-based employee compensation expense determined
under the fair value based method for all awards	-	(86)

Proforma net income attributable to common stockholders	$979	$1,677

Income per share, as reported:
Basic	$0.50	$0.89
Diluted	$0.49	$0.89

Income per share, proforma:
Basic	$0.50	$0.85
Diluted	$0.49	$0.85

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Guaranty Financial Corporation (“Guaranty”) is a single bank holding company organized under Virginia law that provides financial services through its primary operating subsidiary, Guaranty Bank (the “Bank”).  The Bank is a full service commercial bank offering a wide range of banking and related financial services, including time and demand deposits, as well as commercial, industrial, residential construction, residential and commercial mortgage and consumer loans.  Guaranty Investments Corporation, a subsidiary of the Bank, provides a full range of investment services and, through a contractual arrangement with a third party, sells mutual funds, stocks, bonds and annuities.

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Guaranty.  The analysis focuses on the consolidated financial statements, the footnotes thereto, and the other financial data herein.  Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting Guaranty.  Amounts are rounded for presentation purposes, while the percentages presented are computed based on unrounded amounts.

Analysis of Financial Condition

Total assets decreased 3.7% to $190.0 million at March 31, 2003, from $197.1 million at December 31, 2002.  Cash and cash equivalents increased $3.1 million or 20.3%, to $18.5 million at March 31, 2003, from $15.4 million at December 31, 2002. Net loans were $156.6 million at March 31, 2003, a decrease of $6.7 million, or 4.1%, from net loans of $163.2 million at December 31, 2002.  Total deposits at March 31, 2003, were $162.7 million compared to $171.3 million at December 31, 2002.  There were no FHLB borrowings at March 31, 2003 or December 31, 2002.  Total stockholders’ equity at March 31, 2003, increased by $900,000 to $19.5 million from $18.6 million at December 31, 2002.

The factors causing the fluctuations in the major balance sheet categories are further discussed in the following sections.

Loans

Net loans receivable decreased 4.1% to $156.6 million at March 31, 2003, from $163.2 million at December 31, 2002.  This change was primarily attributable to a $4.8 million reduction in consumer loans, due to the sale of consumer loans associated with the Harrisonburg branch, and a $1.5 million decrease in construction and land loans.  During the most recent quarter, Guaranty originated and sold $12.3 million in residential mortgage loans in the secondary market.  Residential mortgage loans held for sale were $839,000 at March 31, 2003, up from $332,000 at December 31, 2002.  All other segments of the loan portfolio were relatively constant during the most recent quarter.

Investments

Total investments declined by 36.6% to $3.4 million at March 31, 2003, compared to $5.4 million at December 31, 2002.  This change was due to the sale of corporate securities in order to improve liquidity without incurring investment losses.

Real Estate Owned

Real estate owned decreased to $210,000 at March 31, 2003, from $397,000 at December 31, 2002. The decline was primarily due to the sale of residential lots during the period.  The remainder of real estate owned consists of residential property listed for sale.  No material loss is anticipated on the ultimate sale of this property.

Office Properties and Equipment

Guaranty’s investment in office properties and equipment decreased to $6.2 million at March 31, 2003, from $7.4 million at December 31, 2002.  This decrease was primarily due to the sale of the Harrisonburg branch in January 2003.

Other Assets

Other assets remained steady at $4.3 million at March 31, 2003 and December 31, 2002.

Deposits

Deposits were $162.7 million at March 31, 2003, a decrease of $8.6 million, or 5.0%, from total deposits of $171.3 million at December 31, 2002.  The sale of the deposits associated with the Harrisonburg branch resulted in a decline of $10 million in deposits.  Guaranty continues to focus on attracting low cost deposits and money market accounts.  Certificates of deposit comprise 36.8% of total deposits at March 31, 2003, compared to 41.2% at December 31, 2002.

FHLB Borrowings

Guaranty had no borrowings outstanding from the Federal Home Loan Bank (“FHLB”) at March 31, 2003 or December 31, 2002.  At March 31, 2003, Guaranty’s available but unused borrowings with the FHLB were approximately $20.1 million.

Stockholders’ Equity

Stockholders’ equity at March 31, 2003, increased by 4.8% to $19.5 million from $18.6 million at December 31, 2002.  The primary factors for the increase were the quarterly net income of $979,000 and the issuance of shares in connection with open market purchases and employees exercising their stock options which increased capital by $654,000, offset by a cash dividend payment to shareholders of $149,000.

Results of Operations

Net Income

Guaranty reported net income of $979,000 ($.49 per share) for the three months ended March 31, 2003, compared with a net income of $406,000 ($.21 per share) for the three months ended March 31, 2002.  The increase in the net income was primarily due to the gain on the sale of the Harrisonburg branch and increased mortgage banking income.

Net Interest Income

Net interest income decreased to $2.0 million for the three months ended March 31, 2003, from the $2.1 million reported during the same period the prior year.  The primary cause for the decline in net interest income was due to the decline in average earning assets and lower interest rates earned on loan balances for the most recent quarter.  Average earning assets for the three months ended March 31, 2003, were $172.4 million compared to $201.1 million for the same period in 2002.  Average loans outstanding decreased to $160.8 million from $171.6 million and average investments outstanding declined to $4.7 million from $24.1 million when comparing the three month period ended March 31, 2003 to the three month period ended March 31, 2002.  For these same periods, average certificates of deposit balances decreased by $46.9 million to $63.6 million.  The cost of interest bearing deposits declined by 156 basis points primarily due to lower interest rates being paid on certificates of deposit.  The following table summarizes the factors determining net interest income (dollars in thousands).

	Three Months	Three Months
	Ended	Ended
	March 31, 2003	March 31, 2002
Average Interest Earning Assets	$ 172,361	$ 201,140

Average Yield	6.21%	7.00%

Average Interest Bearing Liabilities	$ 147,445	$ 180,359

Average Cost	1.95%	3.13%

Interest Spread	4.26%	3.87%

Interest Margin	4.54%	4.20%

Provision for Loan Losses

Guaranty recorded a provision of $30,000 and $25,000 for the three months ended March 31, 2003 and 2002, respectively.  The Company’s allowance for loan losses currently equals 1.43% of the loan portfolio. The allowance for loan losses is maintained at a level considered by management to be adequate to absorb future loan losses currently inherent in the loan portfolio.  Management believes that the allowance for loan losses is adequate to cover loan losses inherent in the loan portfolio at March 31, 2003, and that loans classified as special mention, substandard, doubtful and loss have been adequately reserved.  Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and net income could be significantly affected, if circumstances differ substantially from assumptions used in making the initial determinations.

There were no loan charge-offs during the first quarter of 2003.  At March 31, 2003, the Company had $92,000 of loans that were 90 days or more past due and still accruing interest, compared to $338,000 at March 31, 2002.  Loans totaling $4.4 million were considered to be non-accrual as of March 31, 2003, compared to $187,000 as of March 31, 2002.  The increase in the non-accrual balance represents a small number of loans which are all in various stages of workout.

Non-interest Income

Non-interest income was $1.6 million for the three months ended March 31, 2003, compared to $638,000 for the same period a year ago.  This change was primarily due to the gain on the sale of the Harrisonburg branch of $949,000.  Mortgage banking income was $318,000 for the quarter ended March 31, 2003, which was a slight increase over the amount realized of $314,000 for the same period a year ago.

Fees on deposit accounts decreased by 8.7% to $167,000 for the most recent quarter compared to $183,000 for the same period a year ago.  Guaranty did not realize any investment sales commissions for the quarter ended March 31, 2003, compared to $26,000 for the quarter ended March 31, 2002, due to reduced sales volume, as the investment sales function was undergoing a management realignment during the first quarter of 2003.

Non-interest Expense

Non-interest expense was $2.2 million for the quarter ended March 31, 2003, a $73,000 increase over the amount reported for the same period last year.  Non interest expense was negatively impacted by the accelerated amortization of $110,000 of expenses associated with Guaranty Capital Trust’s Trust Preferred securities.  In the first quarter of 2003, Guaranty’s Board of Directors made the decision to call the Trust Preferred securities effective May 19, 2003.  As a result of this decision, three-fifths of the unamortized costs were expensed in the first quarter.  Occupancy expenses and marketing expenses increased from the first quarter of 2002 to the first quarter of 2003, by $5,000 and $16,000, respectively.  Offsetting these increases, personnel costs incurred in the first quarter of 2003 were lower than the amount incurred in the first quarter of 2002 by $41,000, and FDIC insurance premiums have declined by $18,000 for the same period.

Income Tax Expense

Guaranty recognized income tax expense of $476,000 for the three months ended March 31, 2003, compared to income tax expense of $197,000 for the same period in 2002.  The net increase in income tax expense between periods was a result of increases in the level of taxable income. The effective tax rate was 32.7% for the quarters ended March 31, 2003 and 2002.  The effective tax rates are lower than the standard corporate tax rate of 34% due to non-taxable income from bank owned insurance.

Liquidity and Capital Resources

Liquidity is the ability to meet present and future financial obligations either through the sale of existing assets or through the acquisition of additional funds through asset and liability management.  Guaranty’s primary sources of funds are deposits, borrowings and amortization, prepayments and maturities of outstanding loans. While scheduled payments from the amortization of loans are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  Excess funds are invested in overnight deposits to fund cash requirements experienced in the normal course of business.  Guaranty has been able to generate sufficient cash through its deposits as well as through its borrowings.

Guaranty uses its sources of funds primarily to meet its on-going operating expenses, to pay deposit withdrawals and to fund loan commitments.  During the most recent quarter, total loans declined by approximately $6.7 million and certificates of deposit declined by approximately $10.6 million.  These decreases were a result of strategic decisions, including the decision to exit the Harrisonburg market.  Guaranty has been very targeted in its lending approach and has desired to reduce its funding reliance on certificates of deposit.  At March 31, 2003, total approved loan commitments outstanding were approximately $5.1 million.  At the same date, commitments under unused lines of credit were approximately $55.4 million.  Certificates of deposit scheduled to mature in one year or less at March 31, 2003, were $51.2 million.  Management believes that a significant portion of maturing deposits will remain with Guaranty.  If these certificates of deposit do not remain with Guaranty, it will have to seek other sources of funding that may be at higher rates or reduce assets.

The reduction in total assets has continued to positively impacted Guaranty’s regulatory capital ratios.  At March 31, 2003, regulatory capital was in excess of amounts required by Federal Reserve regulations to be considered well capitalized as shown in the following table (dollars in thousands):

	Actual Percentage	Percent Required	Excess Percentage
Leverage Ratio	13.28%	4.00%	9.28%

Tier 1 Risk Based Capital	16.39%	4.00%	12.39%

Total Risk Based Capital	17.85%	8.00%	9.85%

Contractual Obligations

The following summarizes Guaranty’s contractual cash obligations and commercial commitments, including maturing certificates of deposit, as of March 31, 2003 and the effect such obligations may have on liquidity and cash flows in future periods.

		Contractual Obligations
	Less Than	2-3	4-5	Over 5
	One Year	Years	Years	Years	Total
(Dollars in thousands)
Certificate of deposit maturities (1)	$51,163	$7,177	$1,562	$8	$59,910
Undisbursed credit lines	51,606	–	–	–	51,606
Commitments to extend credit	5,655	–	–	–	5,655
Standby letters of credit	3,843	–	–	–	3,843
Total obligations	$112,267	$7,177	$1,562	$8	$121,014

(1) Guaranty expects to retain maturing deposits or replace maturing amounts with comparable deposits based on current market interest rates.

Regulatory Issues

The Written Agreement with the Federal Reserve Bank and the Bureau of Financial Institutions of the Commonwealth of Virginia related to various operating policies and procedures dated October 26, 2000, was terminated effective October 18, 2002.

Critical Accounting Policies, Estimates and Judgments

Guaranty’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent liabilities. Management continually evaluates its estimates and judgments, including those related to the allowance for loan losses and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management believes that, of its significant accounting policies, the most critical accounting policies we apply are those related to the valuation of the loan portfolio.

A variety of factors impact carrying value of the loan portfolio, including the calculation of the allowance for loan losses, valuation of amortization of loan fees, and deferred origination costs. The allowance for loan losses is the most difficult and subjective judgment. The allowance is established and maintained at a level that management believes is adequate to cover losses resulting from the inability of borrowers to make required payments on loans. Estimates for loan losses determined by analyzing risks associated with specific loans and the loan portfolio, current trends in delinquencies and charge-offs, the views of regulators, changes in the size and composition of loan portfolio and peer comparisons. The analysis also requires consideration of the economic climate and directions, changes in the interest rate environment, which may impact a borrower’s ability to pay, legislation impacting the banking industry and economic conditions specific to our service area. Because the calculation of the allowance for loan losses relies on estimates and judgments relating to inherently uncertain events, results may differ from our estimates.

Forward Looking Statements

Certain statements in this quarterly report on Form 10-QSB may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are generally identified by the use of words such as “believe”, “expect”, “anticipate”, “should”, “planned”, “estimated”, and “potential”.  These statements are based on Guaranty’s current expectations.  A variety of factors could cause Guaranty’s actual results to differ materially from the anticipated results or other expectations expressed in such forward-looking statements.  The risks and uncertainties that may affect the operations, performance, development, and results of Guaranty’s business include interest rate movements, competition from both financial and non-financial institutions, the timing and occurrence (or nonoccurrence) of transactions and events that may be subject to circumstances beyond Guaranty’s control, and general economic conditions.

ITEM 3.  Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission.  Within the 90 day period prior to the filing of this report, an evaluation of the effectiveness of the design and operating of the Company’s disclosure controls and procedures was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer.  Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

In addition, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date that the Company carried out its evaluation.

Part II.  Other Information

Item 1

Legal Proceedings

Not Applicable

Item 2

Changes in Securities and Use of Proceeds

Not Applicable

Item 3

Defaults Upon Senior Securities

Not Applicable

Item 4

Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5

Other Information

Not Applicable

Item 6

Exhibits and Reports on Form 8-K

(a)

Exhibits

99.1   Statement of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350

99.2   Statement of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350

(b)  Reports on Form 8-K – None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUARANTY FINANCIAL CORPORATION

Date:  May 14, 2003

By:

/s/ William E. Doyle, Jr.

     William E. Doyle, Jr.

      President and Chief Executive Officer

Date:  May 14, 2003

By:

/s/ Tara Y. Harrison

      Tara Y. Harrison

      Vice President and Chief Financial Officer

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May14, 2003

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003

/s/ Tara Y. Harrison

Tara Y. Harrison

Vice President and Chief Financial Officer

EXHIBIT INDEX

Number

Document

99.1

Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

99.2

Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350