Form 10QSB
period 2003-06-30
GUARANTY FINANCIAL CORP /VA/
filed 2003-08-14
CIK 919967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2003	Commission File No. 0-25905

GUARANTY FINANCIAL CORPORATION

(Exact Name of Small Business Issuer as Specified in its Charter)

Virginia (State or Other Jurisdiction of Incorporation or Organization)	54-1786496 (I.R.S. Employer Identification No.)

1658 State Farm Blvd., Charlottesville, VA  22911

(Address of Principal Executive Offices)

(434) 970-1100

(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes _X_  No ___

State the number of shares outstanding in each of the issuer’s classes of common equity, as of the latest practicable date:

1,988,777 shares of Common Stock, par value $1.25 per share, outstanding as of August 1, 2003

GUARANTY FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-QSB

INDEX

Part I.  Financial Information

Page No.

Item 1

Financial Statements

Consolidated Balance Sheets as of June 30, 2003

(unaudited) and December 31, 2002

3

Consolidated Statements of Operations for the

Three and Six Months Ended June 30, 2003 and

2002 (unaudited)

4

Consolidated Statements of Comprehensive Income (Loss)

for the Three and Six Months Ended June 30, 2003

and 2002 (unaudited)

5

Consolidated Statements of Cash Flows for the

Six Months Ended June 30, 2003 and 2002 (unaudited)

6

Notes to Consolidated Financial Statements (unaudited)

7

Item 2

Management’s Discussion and Analysis or Plan of Operation

10

Item 3

Controls and Procedures

16

Part II.  Other Information

Item 1

Legal Proceedings

17

Item 2

Changes in Securities

17

Item 3

Defaults upon Senior Securities

17

Item 4

Submission of Matters to a Vote of Security Holders

17

Item 5

Other Information

17

Item 6

Exhibits and Reports on Form 8-K

17

Signatures

18

Part I.  Financial Information

Item 1   Financial Statements

GUARANTY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	June 30,	December 31,
	2003	2002
ASSETS	(Unaudited)
Cash and cash equivalents	$ 18,149	$ 15,392
Investment securities
Held-to-maturity	745	836
Available for sale	0	3,212
Investment in FHLB	532	947
Loans receivable, net	158,479	163,250
Accrued interest receivable	684	910
Real estate owned	-	397
Office properties and equipment, net	6,220	7,443
Other assets	5,177	4,758
Total assets	$ 189,986	$ 197,145

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Interest bearing demand	$ 31,536	$ 28,773
Non-interest bearing demand	27,091	24,725
Money market accounts	40,511	34,445
Savings accounts	12,481	12,812
Certificates of deposit	57,739	70,504
	169,358	171,259
Bonds payable	252	360
Advances from Federal Home Loan Bank	-	-
Accrued interest payable	22	58
Payments by borrowers for taxes and insurance	229	127
Other liabilities	800	722
Total liabilities	170,661	172,526

Convertible preferred securities	-	6,012

STOCKHOLDERS' EQUITY
Preferred stock, par value $1 per share, 500,000
shares authorized, none issued	-	-
Common stock, par value $1.25 per share,
4,000,000 shares authorized, 1,988,777
issued and outstanding (1,970,677 in 2002)	2,486	2,463
Additional paid-in capital	9,178	9,034
Accumulated comprehensive loss	-	(23)
Retained earnings	7,661	7,133
Total stockholders' equity	19,325	18,607
Total liabilities and stockholders' equity	$ 189,986	$ 197,145

See accompanying notes to consolidated financial statements

GUARANTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Interest income
Loans	$ 2,549	$ 2,915	$ 5,096	$ 5,975
Investment securities	58	398	152	810
Total interest income	2,607	3,313	5,248	6,785

Interest expense
Deposits	404	922	861	2,131
Borrowings	75	199	216	378
Total interest expense	479	1,121	1,077	2,509

Net interest income	2,128	2,192	4,171	4,276

Provision for loan losses	979	25	1,009	50

Net interest income after provision for loan losses	1,149	2,167	3,162	4,226

Non-interest income
Mortgage banking income	441	153	759	467
Deposit account fees	166	189	333	372
Net gain on sale of branches	-	-	949	-
Increase in cash surrender value of life insurance	54	53	108	76
Investment sales commissions	-	38	-	64
Other	135	112	256	204
Total non-interest income	796	545	2,405	1,183

Non-interest expense
Personnel	1,190	1,142	2,293	2,286
Occupancy	285	282	579	571
Information services	275	287	567	578
Marketing	32	29	62	43
Deposit insurance premiums	7	23	14	48
Other	417	328	859	659
Total non-interest expense	2,206	2,091	4,374	4,185

Income (loss) before income taxes	(261)	621	1,193	1,224

Provision for income taxes	(107)	193	369	390

Net income (loss)	$ (154)	$ 428	$ 824	$ 834

Basic earnings per common share (loss)	$ (0.08)	$ 0.22	$ 0.42	$ 0.42

Diluted earnings per common share (loss)	$ (0.08)	$ 0.22	$ 0.41	$ 0.42

See accompanying notes to consolidated financial statements.

GUARANTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)

Net income (loss)	$ (154)	$ 428	$ 824	$ 834
Other comprehensive income:
Unrealized gain on securities available for sale	28	830	36	617
Reclassification adjustment for (gains) losses included in net income	-	-	(1)	-

Other comprehensive income, before tax	28	830	35	617

Income tax (expense) benefit related to items of other comprehensive income	(10)	(282)	(12)	(210)

Other comprehensive income, net of tax	18	548	23	407

Comprehensive income (loss)	$ (136)	$ 976	$ 847	$ 1,241

See accompanying notes to consolidated financial statements.

GUARANTY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended
	June 30,
	2003	2002
Operating Activities	(unaudited)
Net Income	$ 824	$ 834
Adjustments to reconcile net income to net cash provided
(absorbed) by operating activities:
Provision for loan losses	1,009	50
Provision for loss on sale of other real estate owned	-	40
Depreciation and amortization	263	295
Deferred loan fees	(2)	(34)
Net amortization of premiums and accretion of discounts	(10)	122
Gain on sale of loans	(759)	467)
Gain on sale of securities available for sale	(12)	(17)
Originations of loans held for sale	(33,100)	(20,076)
Proceeds from sale of loans	34,571	28,956
Gain on sale of other real estate owned	(2)	(18)
Increase in value of bank owned life insurance	(109)	(53)
Gain on sale of Harrisonburg branch	(986)	-
Changes in:
Accrued interest receivable	225	206
Other assets	(215)	(126)
Accrued interest payable	(36)	(83)
Prepayments by borrowers for taxes and insurance	102	192
Other liabilities	78	(104)
Net cash provided by operating activities	1,841	9,717

Investing activities
Net (increase) decrease in loans	(2,406)	6,085
Mortgage-backed securities principal repayments	87	240
Purchase of securities held to maturity	-	(406)
Proceeds from maturity of securities held to maturity	-	250
Purchase of securities available for sale	(135)	-
Proceeds from sale of securities available for sale	3,258	4,559
Proceeds from redemption of FHLB stock	415	-
Proceeds from sale of real estate owned	400	470
Purchase of bank-owned life insurance	-	(3,000)
Net decrease in cash from sale of branch
Proceeds from sale of loans	5,446	-
Sale of deposits	(9,984)	-
Proceeds from sale of office properties, equipment and land	1,653	-
Proceeds from sale of office properties and equipment	30	21
Purchase of office properties and equipment	(436)	(136)
Net cash provided (absorbed) by investing activities	(1,672)	8,083

Financing activities
Net increase (decrease) in deposits	8,851	(22,764)
Proceeds from FHLB advances	16,000	35,000
Repayment of FHLB advances	(16,000)	(27,000)
Redemption of Trust Preferred Securities	(6,012)	-
Proceeds from issuance of common stock	167	8
Cash dividend paid on common stock	(297)	-
Principal payments on bonds payable, including unapplied payments	(121)	(228)
Net cash provided (absorbed) by financing activities	2,588	(14,984)
Increase in cash and cash equivalents	2,757	2,816
Cash and cash equivalents, beginning of period	15,392	12,437
Cash and cash equivalents, end of period	$ 18,149	$ 15,253

See accompanying notes to consolidated financial statements.

GUARANTY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2003 and 2002

(unaudited)

Note 1  Principles of Presentation

The accompanying consolidated financial statements of Guaranty Financial Corporation (“Guaranty”) have not been audited by independent accountants, except for the balance sheet at December 31, 2002.  These financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission in regard to quarterly (interim) reporting.  In management’s opinion, the financial information presented reflects all adjustments, comprised only of normal recurring accruals that are necessary for a fair presentation of the results for the interim periods.  Significant accounting policies and accounting principles have been consistently applied in both the interim and annual consolidated financial statements.  Certain notes and the related information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10–QSB.  Therefore, these financial statements should be read in conjunction with Guaranty’s Annual Report on Form 10-KSB for the year ended December 31, 2002.  The results for the three and six months ended June 30, 2003, are not necessarily indicative of future financial results.

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

Note 3  Earnings Per Share

Basic earnings per share is based on net income divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock option plans.  The basic and diluted earnings per share for the three and six months ended June 30, 2003 and 2002, have been determined by dividing net income by the weighted average number of shares of common stock outstanding during these periods.  The following table indicates the weighted average shares outstanding for each period.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002
Basic shares	1,984,684	1,962,777	1,981,358	1,962,777
Dilutive effect of stock options	18,782	18,778	17,514	14,109
Diluted shares	2,003,466	1,981,555	1,998,872	1,976,886

Note 4  Loans

The loan portfolio is comprised of the following:

	June 30,	December 31,
	2003	2002
	(In thousands)
Mortgage loans:
Residential	$ 31,793	$ 20,119
Commercial	6,945	7,894
Construction and land loans	39,306	38,480
Total real estate loans	78,044	66,493
Commercial business loans	64,860	76,651
Consumer loans	17,695	22,238
Total loans receivable	160,599	165,382
Adjustments:
Allowance for losses	(2,219)	(2,242)
Deferred costs	99	110
Total loans receivable, net	$ 158,479	$ 163,250

Note 5  Allowance for Loan Loss

The following is a summary of transactions in the allowance for loan loss:

	June 30,	December 31,
	2003	2002
	(In thousands)
Balance at January 1	$ 2,242	$ 2,512
Provision charged to expense	1,009	100
Recoveries added to the reserve	8	3
Loans charged-off	(1,040)	(373)
Balance at the end of the period	$ 2,219	$ 2,242

Note 6  Investments

The investment portfolio was comprised of the following:

	June 30,	December 31,
	2003	2002
	(In thousands)
Held to maturity:
Mortgage-backed securities	$ 345	$ 433
U.S. Government obligations	400	403
Available for sale:
Corporate Bonds	-	3,212
Other:
Federal Home Loan Bank stock	532	947
Federal Reserve Bank & other stocks	557	422
	$ 1,834	$ 5,417

Note 7  Trust Preferred Securities

On May 19, 2003, the Company redeemed 100% of Guaranty Capital Trust’s 7% preferred securities, resulting in a reduction in liabilities of $6.0 million and annualized savings of $420,000 in interest expense in future periods.  Subsequent to the redemption of the preferred securities, the Bank and the holding company remain well capitalized.

Note 8  Stock Option Plan

Guaranty has a non-compensatory stock option plan (the “Plan”) designed to provide long-term incentives to key employees. All options are exercisable upon date of vesting.

The following table summarizes options outstanding:

	Six Months Ended June 30, 2003		Year Ended December 31, 2002
	Shares	Weighted – average exercise price	Shares	Weighted – average exercise price
Options outstanding at beginning of period	76,012	$10.02	57,912	$12.07
Granted	17,500	13.47	47,500	8.59
Forfeited	(562)	8.30	(21,500)	12.45
Exercised	(18,100)	9.20	(7,900)	10.59
Options outstanding at end of period	74,850	11.03	76,012	10.02
Options exercisable at end of period	74,850		76,012

The weighted average fair value of options granted during the first quarter of 2003 and for the year ended December 31, 2002 was $3.48 and $2.74, respectively.

Guaranty applies Accounting Principals Board Opinion No. 25 in accounting for stock options granted to employees.  Had compensation expense been determined based upon the fair value of the awards at the grant date and consistent with the method under Statement of Financial Accounting Standards No. 123, Guaranty’s net earnings (loss) and net earnings (loss) per share would have been decreased to the pro forma amounts indicated in the following table:

      Six Months Ended

      Year Ended

June 30, 2003

                                 December 31, 2003

Net income (loss)

  As reported

$ 824,407

$ 1,763,442

  Pro forma

784,230

1,677,417

Net income (loss) per share (basic)

  As reported

$ 0.42

$ 0.89

  Pro forma

0.40

0.85

Net income (loss) per share (diluted)

  As reported

$ 0.41

$ 0.89

  Pro forma

0.39

0.85

The fair value of each option granted is estimated on the date of grant using the Black-Sholes option pricing model with the following assumptions used for grants for the quarter ended June 30, 2003: a risk free interest rate range of 2.69% - 2.95%, depending on the date of grant, dividend yield of 2%, expected weighted average term of 5.0 years, and a volatility of 30%.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Guaranty Financial Corporation (“Guaranty”) is a single bank holding company organized under Virginia law that provides financial services through its primary operating subsidiary, Guaranty Bank (the “Bank”).  The Bank is a full service commercial bank offering a wide range of banking and related financial services, including time and demand deposits, as well as commercial, industrial, residential construction, residential and commercial mortgage and consumer loans.  Guaranty Investments Corporation, a subsidiary of the Bank, provides a full range of investment services and, through a contractual arrangement with BI Investments Group, LLC, sells mutual funds, stocks, bonds and annuities.

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

Analysis of Financial Condition

Total assets decreased 3.6% to $190.0 million at June 30, 2003, from $197.1 million at December 31, 2002.  Cash and cash equivalents increased $2.8 million or 17.9%, to $18.1 million at June 30, 2003, from $15.4 million at December 31, 2002.  Net loans were $158.5 million at June 30, 2003, a decrease of $4.8 million, or 2.9%, from net loans of $163.2 million at December 31, 2002.  Total deposits at June 30, 2003, were $169.4 million compared to $171.3 million at December 31, 2002.  Guaranty held no FHLB borrowings at June 30, 2003 or December 31, 2002.  Total stockholders’ equity at June 30, 2003, increased by over $700,000 to $19.3 million from $18.6 million at December 31, 2002.

The factors causing the fluctuations in the major balance sheet categories are further discussed in the following sections.

Loans

Net loans receivable decreased 2.9% to $158.5 million at June 30, 2003, from $163.2 million at December 31, 2002. Commercial loans and real estate loans, excluding construction and land loans, decreased $12.7 million, as the result of the continued repositioning of the loan portfolio, along with one significant charge-off during the second quarter.  A $4.8 million decrease in consumer loans, resulting from the sale of loans associated with the Harrisonburg branch, was offset by originations and increased outstanding balances on consumer loans, netting a $4.5 million reduction in consumer loans.  Residential mortgage loans outstanding increased $1.6 million from December 31, 2002 to June 30, 2003.  During the most recent quarter, Guaranty originated and sold $21.1 million in residential mortgage loans in the secondary market, bringing the total sold for the year to $33.1 million.  Residential mortgage loans held for sale were $433,000 at June 30, 2003, compared to $332,000 at December 31, 2002.

Investments

Total investments declined by 76.4% to $1.3 million at June 30, 2003, compared to $5.4 million at December 31, 2002. This change was due to the sale of corporate securities in order to improve liquidity without incurring investment losses.

Real Estate Owned

Real estate owned decreased to zero at June 30, 2003, from $397,000 at December 31, 2002. During the first half of 2003, Guaranty liquidated all of its other real estate holdings, without incurring losses on the sales of the properties.

Office Properties and Equipment

Guaranty’s investment in office properties and equipment decreased to $6.2 million at June 30, 2003, from $7.4 million at December 31, 2002.  This decrease was primarily due to the sale of the Harrisonburg branch in January 2003.

Other Assets

Other assets increased to $5.2 million at June 30, 2003 from $4.8 million at December 31, 2002.  The primary reason for the increase in other assets was the increase in prepaid taxes relating to first quarter net income.

Deposits

Balances in deposit accounts were $169.4 million at June 30, 2003, a decrease of $1.9 million, or 1.1%, from total deposits of $171.3 million at December 31, 2002.  The sale of the deposits associated with the Harrisonburg branch resulted in a decline of $10 million in deposits.  Offsetting the decrease associated with the sale, Guaranty has been successful in attracting low cost deposits and money market accounts and in retaining existing relationships.  Certificates of deposit comprise 34.0% of total deposits at June 30, 2003, compared to 41.2% at December 31, 2002.

FHLB Borrowings

Guaranty had no borrowings outstanding from the Federal Home Loan Bank (“FHLB”) at June 30, 2003 or December 31, 2002.  At June 30, 2003, Guaranty’s available but unused borrowings with the FHLB were approximately $24.3 million.

Stockholders’ Equity

Stockholders’ equity at June 30, 2003, increased by 3.9% to $19.3 million from $18.6 million at December 31, 2002.  The primary factors for the increase were the six months net income of $824,000 and the issuance of shares in connection with open market purchases and employees exercising their stock options which increased capital by $167,000, offset by cash dividend payments to shareholders of $297,000.

Results of Operations

Net Income

Guaranty reported a net loss of $154,000 ($.08 per diluted share) for the three months ended June 30 , 2003, compared with a net income of $428,000 ($.22 per share) for the three months ended June 30 , 2002.  The primary reason for the fluctuation was a significant charge-off that Guaranty incurred during the second quarter of 2003 as the consequence of substantial fraudulent activity by one commercial borrower.  Guaranty reported net income of $824,000 ($.41 per diluted share) for the six months ended June 30 , 2003, compared with a net income of $834,000 ($.42 per share) for the six months ended June 30 , 2002.

Net Interest Income

Net interest income decreased to $2.1 million for the three months ended June 30 , 2003, from the $2.2 million reported during the same period the prior year.  The primary cause for the decline in net interest income was due to the decline in average earning assets and lower interest rates earned on loan balances for the most recent quarter.  Average earning assets for the three months ended June 30 , 2003, were $172.8 million compared to $194.2 million for the same period in 2002.  Average loans outstanding decreased to $163.5 million from $165.1 million and average investments outstanding declined to $2.5 million from $23.8 million when comparing the three month period ended June 30 , 2003 to the three month period ended June 30 , 2002.  For these same periods, average certificates of deposit balances decreased by $36.5 million to $58.4 million.  The cost of interest bearing deposits declined by 130 basis points primarily due to lower interest rates being paid on certificates of deposit.  The following table summarizes the factors determining net interest income (dollars in thousands).

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30 , 2003	June 30, 2002	June 30, 2003	June 30 , 2002

Average Interest Earning Assets	$ 172,805	$ 194,151	$ 172,584	$ 197,627

Average Yield	6.05%	6.84%	6.13%	6.92%

Average Interest Bearing Liabilities	$ 145,527	$ 172,811	$ 139,567	$ 176,564

Average Cost	1.45%	2.60%	1.70%	2.87%

Interest Spread	4.60%	4.24%	4.43%	4.06%

Interest Margin	4.83%	4.53%	4.69%	4.36%

Provision for Loan Losses

Guaranty recorded a provision of $979,000 and $25,000 for the three months ended June 30, 2003 and 2002, respectively. During the second quarter of 2003, a $1.025 million charge-off was realized as the consequence of substantial fraudulent activity by one commercial borrower. The loss was due to fraudulent activities related to cash and financial management by the borrower which caused the borrower to be insolvent. The loan held by Guaranty was secured by equipment, inventory, receivables and marketable securities. The remaining portion of the increased provision is related to a separate commercial credit currently in workout stage. The combination of these two factors resulted in an increased provision to the allowance for loan losses in the amount of $949,000. This provision negatively impacted after-tax net income for the second quarter of 2003 by $626,000. The Company’s allowance for loan losses currently equals 1.38% of the loan portfolio. The allowance for loan losses is maintained at a level considered by management to be adequate to absorb future loan losses currently inherent in the loan portfolio. Management believes that the allowance for loan losses is adequate to cover loan losses inherent in the loan portfolio at June 30, 2003, and that loans classified as special mention, substandard, doubtful and loss have been adequately reserved. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and net income could be significantly affected, if circumstances differ substantially from assumptions used in making the initial determinations.

Guaranty charged-off $1.0 million in loans during the second quarter of 2003. At June 30, 2003, the Company had $89,000 of loans that were 90 days or more past due and still accruing interest, compared to $832,000 at June 30, 2002. Loans totaling $1.6 million were considered to be non-accrual as of June 30, 2003, compared to zero as of June 30, 2002. The increase in the non-accrual balance represents two loans which are in various stages of workout.

Non-interest Income

Non-interest income was $796,000 for the three months ended June 30, 2003, compared to $545,000 for the same period a year ago.  This change was primarily due to increased mortgage banking income, which amounted to $441,000 for the quarter ended June 30, 2003, compared to $153,000 for the same period a year ago.

Fees on deposit accounts decreased to $166,000 for the most recent quarter compared to $189,000 for the same period a year ago, due to the elimination of certain deposit related charges for the benefit of customers.  Guaranty did not realize any investment sales commissions for the quarter ended June 30 , 2003, compared to $38,000 for the quarter ended June 30, 2002, due to reduced sales volume, as the investment sales function was undergoing a management realignment during the first half of 2003.

Non-interest Expense

Non-interest expense was $2.2 million for the quarter ended June 30, 2003, a $115,000 increase over the amount reported for the same period last year.  Non interest expense was negatively impacted during the second quarter of 2003 by the accelerated amortization of $80,000 of expenses associated with Guaranty Capital Trust’s Trust Preferred securities.  In the first quarter of 2003, Guaranty’s Board of Directors made the decision to call the Trust Preferred securities effective May 19, 2003.  In addition, personnel expense increased $48,000 as the result of increased commissions relating to mortgage banking activity.

Income Tax Expense

Guaranty recognized an income tax benefit of $107,000 for the three months ended June 30, 2003, compared to income tax expense of $193,000 for the same period in 2002.  The net decrease in income tax expense between periods was a result of fluctuations in the level of taxable income. Guaranty’s effective tax rate is lower than the standard corporate tax rate of 34% due to non-taxable income from bank owned insurance.

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

Guaranty uses its sources of funds primarily to meet its on-going operating expenses, to pay deposit withdrawals and to fund loan commitments.  During the most recent quarter, net loans increased by approximately $1.9 million and certificates of deposit declined by approximately $2.2 million.  These decreases were a result of strategic decisions.  Guaranty has been very targeted in its lending approach and has desired to reduce its funding reliance on certificates of deposit.  At June 30 , 2003, total approved loan commitments outstanding were approximately $13.5 million.  At the same date, commitments under unused lines of credit were approximately $53.3 million.  Certificates of deposit scheduled to mature in one year or less at June 30 , 2003, were $48.3 million.  Management believes that a significant portion of maturing deposits will remain with Guaranty.  If these certificates of deposit do not remain with Guaranty, it may have to seek other sources of funding that may be at higher rates or reduce assets.

The redemption of the trust preferred securities in the second quarter of 2003 negatively impacted Guaranty’s regulatory capital ratios, although the Bank and Guaranty remain well-capitalized.  At June 30 , 2003, regulatory capital was in excess of amounts required by Federal Reserve regulations to be considered well capitalized as shown in the following table  for Guaranty Bank:

	Actual Percentage	Percent Required	Excess Percentage
Leverage Ratio	10.07%	4.00%	6.07%

Tier 1 Risk Based Capital	12.12%	4.00%	8.12%

Total Risk Based Capital	13.37%	8.00%	5.37%

Contractual Obligations

The following table summarizes Guaranty’s contractual cash obligations and commercial commitments, including maturing certificates of deposit, as of June 30 , 2003 and the effect such obligations may have on liquidity and cash flows in future periods.

Contractual Obligations
	Less Than One Year	1-3 Years	4-5 Years	Over 5 Years	Total
(Dollars in thousands)
Certificate of deposit maturities (1)	$ 48,290	$ 8,006	$ 1,435	$ 8	$ 57,739
Undisbursed credit lines	49,612	–	–	–	49,612
Commitments to extend credit	13,535	–	–	–	13,535
Standby letters of credit	3,692	–	–	–	3,692
Total obligations	$115,129	$ 8,006	$ 1,435	$ 8	$124,578

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

ITEM 3.  Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission.  As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operating of the Company’s disclosure controls and procedures was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer.  Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

Part II.  Other Information

Item 1

Legal Proceedings

Not Applicable

Item 2

Changes in Securities and Use of Proceeds

Not Applicable

Item 3

Defaults Upon Senior Securities

Not Applicable

Item 4

Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 17, 2003 in Keswick, Virginia.  The shareholders were asked to vote on the election of three directors.

The votes cast for or withheld for the election of the directors were as follows:

NAME	FOR	WITHHELD

Douglas E. Caton	1,798,308	42,777
John R. Metz	1,804,808	36,277
James R. Sipe, Jr.	1,822,145	18,940

Item 5

Other Information

Not Applicable

Item 6

(a)

Exhibits

31.1

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)

Reports on Form 8-K

The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on April 24, 2003. The Form 8-K reported Items 7 and 12 (under Item 9) and attached as an exhibit and incorporated by reference a press release that reported the Company’s financial results for the quarter ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUARANTY FINANCIAL CORPORATION

Date:  August 14, 2003

By:

/s/ William E. Doyle, Jr.

William E. Doyle, Jr.

President and Chief Executive Officer

Date:  August 14, 2003

By:

/s/ Tara Y. Harrison

Tara Y. Harrison

Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.

Description

31.1

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

19