Form 10QSB
period 2003-09-30
GUARANTY FINANCIAL CORP /VA/
filed 2003-11-14
CIK 919967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended                                    Commission File No. 0-25905
September 30, 2003




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

         As of October 31, 2003, 1,991,477 shares of Common Stock, par value $1.25 per share, were outstanding.

                         GUARANTY FINANCIAL CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX
                                      -----

Part I.  Financial Information                                          Page No.
------------------------------                                          --------

Item 1        Financial Statements

              Consolidated Balance Sheets as of September 30, 2003
              (unaudited) and December 31, 2002                              3

              Consolidated Statements of Operations for the
              Three and Nine Months Ended September 30, 2003 and
              2002 (unaudited)                                               4

              Consolidated Statements of Comprehensive Income
              for the Three and Nine Months Ended September 30, 2003
              and 2002 (unaudited)                                           5

              Consolidated Statements of Cash Flows for the
              Nine Months Ended September 30, 2003 and 2002 (unaudited)      6

              Notes to Consolidated Financial Statements (unaudited)         7

Item 2        Management's Discussion and Analysis or Plan of Operation     11

Item 3        Controls and Procedures                                       17

Part II.  Other Information
---------------------------

Item 1        Legal Proceedings                                             18

Item 2        Changes in Securities                                         18

Item 3        Defaults upon Senior Securities                               18

Item 4        Submission of Matters to a Vote of Security Holders           18

Item 5        Other Information                                             18

Item 6        Exhibits and Reports on Form 8-K                              18

Signatures

Certifications

Part I.  Financial Information

Item 1   Financial Statements

                         GUARANTY FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                     September 30,    December 31,
                                                                        2003               2002
                                                                    --------------   ---------------
ASSETS                                                              (Unaudited)
Cash and cash equivalents                                                $ 30,419          $ 15,392
Investment securities
   Held-to-maturity                                                         2,795               836
   Available for sale                                                       1,471             3,212
Investment in FHLB                                                            532               947
Loans receivable, net                                                     149,933           163,250
Accrued interest receivable                                                   677               910
Real estate owned                                                               -               397
Office properties and equipment, net                                        6,338             7,443
Other assets                                                                4,910             4,758
                                                                    --------------   ---------------
          Total assets                                                  $ 197,075         $ 197,145
                                                                    ==============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Interest bearing demand                                               $ 33,168          $ 28,773
   Non-interest bearing demand                                             29,528            24,725
   Money market accounts                                                   43,995            34,445
   Savings accounts                                                        13,407            12,812
   Certificates of deposit                                                 55,465            70,504
                                                                    --------------   ---------------
                                                                          175,563           171,259
Bonds payable                                                                   -               360
Advances from Federal Home Loan Bank                                            -                 -
Accrued interest payable                                                       11                58
Payments by borrowers for taxes and insurance                                 127               127
Other liabilities                                                           1,566               722
                                                                    --------------   ---------------
          Total liabilities                                               177,267           172,526
                                                                    --------------   ---------------


Convertible preferred securities                                                -             6,012
                                                                    --------------   ---------------

STOCKHOLDERS' EQUITY
Preferred stock, par value $1 per share, 500,000
   shares authorized, none issued                                               -                 -
Common stock, par value $1.25 per share,
   4,000,000 shares authorized, 1,991,377
   issued and outstanding (1,970,677 in 2002)                               2,489             2,463
Additional paid-in capital                                                  9,206             9,034
Accumulated comprehensive loss                                                (17)              (23)
Retained earnings                                                           8,130             7,133
                                                                    --------------   ---------------
          Total stockholders' equity                                       19,808            18,607
                                                                    --------------   ---------------
Total liabilities and stockholders' equity                              $ 197,075         $ 197,145
                                                                    ==============   ===============


          See accompanying notes to consolidated financial statements.

                         GUARANTY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)


                                                            Three Months Ended          Nine Months Ended
                                                               September 30,              September 30,
                                                         --------------------------  --------------------------
                                                            2003          2002          2003          2002
                                                         ------------ -------------  ------------  ------------
                                                                  (unaudited)                 (unaudited)
Interest income
   Loans                                                     $ 2,430       $ 2,891       $ 7,527       $ 8,866
   Investment securities                                          68           260           219         1,070
                                                         ------------ -------------  ------------  ------------
Total interest income                                          2,498         3,151         7,746         9,936
                                                         ------------ -------------  ------------  ------------

Interest expense
   Deposits                                                      362           727         1,222         2,858
   Borrowings                                                     54           174           456           552
                                                         ------------ -------------  ------------  ------------
Total interest expense                                           416           901         1,678         3,410
                                                         ------------ -------------  ------------  ------------

Net interest income                                            2,082         2,250         6,068         6,526
Provision (credit) for loan losses                              (198)           25           811            75
                                                         ------------ -------------  ------------  ------------

Net interest income after provision
      for loan losses                                          2,280         2,225         5,257         6,451

Non-interest income
   Mortgage banking income                                       504           259         1,264           726
   Deposit account fees                                          180           181           513           553
   Net gain on sale of branches                                    1             -           939             -
   Increase in cash surrender value of life insurance             54            53           163           129
   Investment sales commissions                                    3            40             3           104
   Other                                                         168           105           418           309
                                                         ------------ -------------  ------------  ------------
Total non-interest income                                        910           638         3,300         1,821
                                                         ------------ -------------  ------------  ------------

Non-interest expense
   Personnel                                                   1,267         1,158         3,560         3,444
   Occupancy                                                     271           282           839           853
   Information services                                          282           275           848           853
   Marketing                                                      40            59           102           102
   Deposit insurance premiums                                      6             8            20            56
   Other                                                         412           406         1,084         1,065
                                                         ------------ -------------  ------------  ------------
Total non-interest expense                                     2,278         2,188         6,453         6,373
                                                         ------------ -------------  ------------  ------------

Income before income taxes                                       912           675         2,104         1,899
                                                         ------------ -------------  ------------  ------------

Provision for income taxes                                       293           212           661           602
                                                         ------------ -------------  ------------  ------------

Net income                                                     $ 619         $ 463       $ 1,443       $ 1,297
                                                         ============ =============  ============  ============

Basic earnings per common share                               $ 0.31        $ 0.24        $ 0.73        $ 0.66
                                                         ============ =============  ============  ============
Diluted earnings per common share                             $ 0.31        $ 0.23        $ 0.72        $ 0.65
                                                         ============ =============  ============  ============

          See accompanying notes to consolidated financial statements.

                         GUARANTY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)

                                                                      Three Months Ended               Nine Months Ended
                                                                         September 30,                   September 30,
                                                                  ----------------------------    ----------------------------
                                                                     2003            2002            2003            2002
                                                                  ------------    ------------    ------------   -------------

                                                                           (unaudited)                    (unaudited)

Net income                                                              $ 619           $ 463         $ 1,443         $ 1,297
                                                                  ------------    ------------    ------------   -------------

Other comprehensive income:
   Unrealized gain (loss) on securities available for sale                (25)            389               9           1,006
                                                                  ------------    ------------    ------------   -------------

Other comprehensive income (loss) , before tax                            (25)            389               9           1,006

Income tax expense related to items of
    other comprehensive income                                              8            (132)             (3)           (343)
                                                                  ------------    ------------    ------------   -------------

Other comprehensive income (loss), net of tax                             (17)            257               6             663
                                                                  ------------    ------------    ------------   -------------

Comprehensive income                                                    $ 602           $ 720         $ 1,449         $ 1,960
                                                                  ============    ============    ============   =============



          See accompanying notes to consolidated financial statements.


                         GUARANTY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands)                                  Nine Months Ended
                                                                                 September 30,
                                                                               2003         2002
                                                                            ----------    ---------
Operating Activities                                                              (unaudited)
      Net Income                                                             $ 1,443       $ 1,297
      Adjustments to reconcile net income to net cash provided
          (absorbed) by operating activities:
          Provision for loan losses                                              811            75
          Provision for loss on sale of other real estate owned                    -            40
          Depreciation and amortization                                          390           437
          Deferred loan fees                                                     (84)          (45)
          Net amortization of premiums and accretion of discounts                 96           361
          Gain on sale of loans                                               (1,264)         (726)
          Gain on sale of securities available for sale                          (12)          (20)
          Originations of loans held for sale                                (54,845)      (32,566)
          Proceeds from sale of loans                                         56,553        43,416
          Gain on sale of other real estate owned                                 (2)          (18)
          Increase in value of bank owned life insurance                        (163)         (106)
          Gain on sale of Harrisonburg branch                                   (986)            -
          Changes in:
               Accrued interest receivable                                       233           218
               Other assets                                                      120           (30)
               Accrued interest payable                                          (46)          (86)
               Prepayments by borrowers for taxes and insurance                    -           144
               Other liabilities                                                 844           (10)
                                                                            ----------    ---------
Net cash provided by operating activities                                      3,088        12,381
                                                                            ----------    ---------

Investing activities
      Net decrease in loans                                                    6,634         1,821
      Mortgage-backed securities principal repayments                            137           250
      Purchase of securities held to maturity                                 (2,500)         (406)
      Proceeds from maturity of securities held to maturity                      400           250
      Purchase of securities available for sale                               (1,635)            -
      Proceeds from sale of securities available for sale                      3,261        14,162
      Proceeds from redemption of FHLB stock                                     415             -
      Proceeds from sale of real estate owned                                    400           500
      Purchase of bank-owned life insurance                                        -        (3,000)
      Net decrease in cash from sale of branch
          Proceeds from sale of loans                                          5,446             -
          Sale of deposits                                                    (9,984)            -
          Proceeds from sale of office properties, equipment and land          1,653             -
      Proceeds from sale of office properties and equipment                       30            22
      Purchase of office properties and equipment                               (687)         (423)
                                                                            ----------    ---------
Net cash provided (absorbed) by investing activities                           3,570        13,176
                                                                            ----------    ---------

Financing activities
      Net increase (decrease) in deposits                                     15,056       (28,218)
      Proceeds from FHLB advances                                             16,000        48,000
      Repayment of FHLB advances                                             (16,000)      (43,000)
      Redemption of Trust Preferred Securities                                (6,013)            -
      Proceeds from issuance of common stock                                     197             8
      Cash dividend paid on common stock                                        (446)            -
      Principal payments on bonds payable, including unapplied payments         (425)         (299)
                                                                            ----------    ---------
Net cash provided (absorbed) by financing activities                           8,369       (23,509)
                                                                            ----------    ---------
Increase in cash and cash equivalents                                         15,027         2,048
Cash and cash equivalents, beginning of period                                15,392        12,437
                                                                            ----------    ---------
Cash and cash equivalents, end of period                                    $ 30,419      $ 14,485
                                                                            ==========    =========


          See accompanying notes to consolidated financial statements.

                         GUARANTY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         For the Three and Nine Months Ended September 30, 2003 and 2002
                                   (unaudited)


Note 1  Principles of Presentation

The accompanying consolidated financial statements of Guaranty Financial Corporation ("Guaranty" or the "Company") have not been audited by independent accountants, except for the balance sheet at December 31, 2002. These financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission in regard to quarterly (interim) reporting. In management's opinion, the financial information presented reflects all adjustments, comprised only of normal recurring accruals that are necessary for a fair presentation of the results for the interim periods. Significant accounting policies and accounting principles have been consistently applied in both the interim and annual consolidated financial statements. Certain notes and the related information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-QSB. Therefore, these financial statements should be read in conjunction with Guaranty's Annual Report on Form 10-KSB for the year ended December 31, 2002. The results for the three and nine months ended September 30, 2003, are not necessarily indicative of future financial results.

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

Note 3  Earnings Per Share

Basic earnings per share is based on net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock option plans. The basic and diluted earnings per share for the three and nine months ended September 30, 2003 and 2002, have been determined by dividing net income by the weighted average number of shares of common stock outstanding during these periods. The following table indicates the weighted average shares outstanding for each period.


                                                 Three Months Ended                         Nine Months Ended
                                          September 30,        September 30,         September 30,      September 30,
                                               2003               2002                   2003                 2002
                                               ----               ----                   ----                 ----
Basic shares                                1,989,092           1,962,777              1,983,965            1,962,777
Dilutive effect of stock options               20,464              22,724                 18,547               21,477
Dilutive shares                             2,009,556           1,985,501              2,002,512            1,984,254
                                     =================  ==================     ==================  ===================

Note 4  Loans

The loan portfolio is comprised of the following:

                                             September 30,     December 31,
                                                 2003               2002
                                         -----------------   ----------------
                                                    (In thousands)
Mortgage loans:
  Residential                                    $ 32,872           $ 20,119
  Commercial                                        6,527              7,894
  Construction and land loans                      33,839             38,480

  Total real estate loans                          73,238             66,493
Commercial business loans                          60,677             76,651
Consumer loans                                     17,875             22,238

  Total loans receivable                          151,790            165,382
Adjustments:
  Allowance for losses                             (1,985)            (2,242)
  Deferred costs                                      128                110

Total loans receivable, net                     $ 149,933          $ 163,250
                                         =================   ================

Note 5  Allowance for Loan Loss

The following is a summary of transactions in the allowance for loan loss:

                                          September 30,        December 31,
                                            2003                   2002
                                      ------------------    ------------------
                                                   (In thousands)

Balance at January 1                            $ 2,242                $ 2,512
Provision charged to expense                        811                    100
Recoveries added to the reserve                     235                      3
Loans charged-off                                (1,303)                  (373)

Balance at the end of the period                $ 1,985                $ 2,242
                                      ==================    ===================

Note 6  Investments

The investment portfolio was comprised of the following:

                                                     September 30,             December 31,
                                                        2003                 2002
                                                  -----------------    -----------------

                                                                (In thousands)
Held to maturity:
    Mortgage-backed securities                               $ 295                $ 433
    U.S. Government obligations                              2,500                  403

Available for sale:
    Corporate Bonds                                          1,471                3,212

Other:
    Federal Home Loan Bank stock                               532                  947
    Federal Reserve Bank & other stocks                        557                  422
                                                  -----------------    -----------------

                                                           $ 5,355              $ 5,417
                                                  =================    =================



Note 7  Trust Preferred Securities

On May 19, 2003, the Company redeemed 100% of Guaranty Capital Trust's 7% preferred securities, resulting in a reduction in liabilities of $6.0 million and annualized savings of $420,000 in interest expense in future periods. Subsequent to the redemption of the preferred securities, the Bank and the holding company remain well capitalized.


Note 8  Stock Option Plan

Guaranty has a non-compensatory stock option plan (the "Plan") designed to provide long-term incentives to key employees. All options are exercisable upon date of vesting.

The following table summarizes options outstanding:

                                                  Nine Months Ended                            Year Ended
                                                 September 30, 2003                        December 31, 2002
-------------------------------------------------------------------------------------------------------------------
                                                             Weighted -                              Weighted -
                                                               average                                 average
                                                              exercise                                exercise
                                                 Shares         price                      Shares       price
-------------------------------------------------------------------------------------------------------------------
Options outstanding at
  beginning of period                             76,012       $10.02                      57,912        $12.07
Granted                                           17,500        13.47                      47,500          8.59
Forfeited                                         (5,662)        8.30                     (21,500)        12.45
Exercised                                        (20,700)        9.53                      (7,900)        10.59
-------------------------------------------------------------------------------------------------------------------
Options outstanding at end
  of period                                       67,150        10.66                      76,012         10.02
-------------------------------------------------------------------------------------------------------------------
Options exercisable at end
  of period                                       67,150                                   76,012
-------------------------------------------------------------------------------------------------------------------

The weighted average fair value of options granted during the nine months ended September 30, 2003 was $3.48.

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

                                   Three Months Ended        Nine Months Ended
                                  September 30, 2003         September 30, 2003
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Net income
  As reported                           $   618,909             $ 1,443,316
  Pro forma                                 618,909               1,403,139

Net income per share (basic)
  As reported                                $ 0.31                 $  0.73
  Pro forma                                    0.31                    0.71

Net income per share (diluted)
  As reported                                $ 0.31                 $  0.72
  Pro forma                                    0.31                    0.70

The fair value of each option granted is estimated on the date of grant using the Black-Sholes option pricing model with the following assumptions used for grants: a risk free interest rate range of 2.69% - 2.95%, depending on the date of grant, for grants issued during the nine months ended September 30, 2003; dividend yield of 2%; expected weighted average term of 5 years; and a volatility of 30% for each of the period presented.

                   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION


Guaranty is a single bank holding company organized under Virginia law that provides financial services through its primary operating subsidiary, Guaranty Bank (the "Bank"). The Bank is a full service commercial bank offering a wide range of banking and related financial services, including time and demand deposits, as well as commercial, industrial, residential construction, residential and commercial mortgage and consumer loans. Guaranty Investments Corporation, a subsidiary of the Bank, provides a full range of investment services and, through a contractual arrangement with BI Investments Group, LLC, sells mutual funds, stocks, bonds and annuities.

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

Analysis of Financial Condition

Total assets decreased slightly to $197.1 million at September 30, 2003, only $70,000 less than the balance at December 31, 2002. Cash and cash equivalents increased $15.0 million or 97.6%, to $30.4 million at September 30, 2003, from $15.4 million at December 31, 2002. Net loans were $149.9 million at September 30, 2003, a decrease of $13.3 million, or 8.2%, from net loans of $163.3 million at December 31, 2002. Total deposits at September 30, 2003, were $175.6 million compared to $171.3 million at December 31, 2002, an increase of $4.3 million. Guaranty held no Federal Home Loan Bank (the "FHLB") borrowings at September 30, 2003 or December 31, 2002. Total stockholders' equity at September 30, 2003, increased by over $1.2 million to $19.8 million from $18.6 million at December 31, 2002.

The factors causing the fluctuations in the major balance sheet categories are further discussed in the following sections.

Loans

Net loans receivable decreased 8.2% to $149.9 million at September 30, 2003, from $163.3 million at December 31, 2002. Real estate loans, excluding construction and land loans, increased $11.4 million, as the result of increased activity in the mortgage refinance market. A $4.8 million decrease in consumer loans, resulting from the sale of loans associated with the Harrisonburg branch, was offset by originations and increased outstanding balances on consumer loans, netting a $4.4 million reduction in consumer loans. Commercial business loans decreased $16.0 million, as the result of the continued repositioning of the loan portfolio, along with one significant charge-off during the second quarter. During the most recent quarter, Guaranty originated and sold $21.4 million in residential mortgage loans in the secondary market, bringing the total sold for the year to $56.6 million. Residential mortgage loans held for sale were $287,000 at September 30, 2003, compared to $332,000 at December 31, 2002.

Investments

Total investments declined $62,000, to $5.4 million at September 30, 2003, only a 1.1% decrease from the investments balance at December 31, 2002. In the first half of the year, management significantly reduced the balance in corporate securities in order to improve liquidity without incurring investment losses. The Company is in the process of rebuilding the portfolio with an improved focus on liquidity, earnings and interest rate risk.

Real Estate Owned

Real estate owned decreased to zero at September 30, 2003, from $397,000 at December 31, 2002. During the first half of 2003, Guaranty liquidated all of its other real estate holdings, without incurring losses on the sales of the properties.

Office Properties and Equipment

Guaranty's investment in office properties and equipment decreased to $6.3 million at September 30, 2003, from $7.4 million at December 31, 2002. This decrease was primarily due to the sale of the Harrisonburg branch in January 2003.

Other Assets

Other assets increased to $4.9 million at September 30, 2003 from $4.8 million at December 31, 2002. The primary reason for the increase in other assets was the increase in prepaid taxes, relating to first quarter net income.

Deposits

Balances in deposit accounts were $175.6 million at September 30, 2003, an increase of $4.3 million, or 2.5%, from total deposits of $171.3 million at December 31, 2002. The sale of the deposits associated with the Harrisonburg branch resulted in a decline of $10 million in deposits. Offsetting the decrease associated with the sale, Guaranty has been successful in attracting low cost deposits and money market accounts and in retaining existing relationships. Certificates of deposit comprise 31.6% of total deposits at September 30, 2003, compared to 41.2% at December 31, 2002.

FHLB Borrowings

Guaranty had no borrowings outstanding from the FHLB at September 30, 2003 or December 31, 2002. At September 30, 2003, Guaranty's available but unused borrowings with the FHLB were approximately $26 million.

Stockholders' Equity

Stockholders' equity at September 30, 2003, increased by 6.5% to $19.8 million from $18.6 million at December 31, 2002. The primary factors for the increase were the nine months net income of $1.4 million and the issuance of shares in connection with open market purchases and employees exercising their stock options, which increased capital by $197,000, offset by cash dividend payments to shareholders of $446,000.

Results of Operations

Net Income

Guaranty reported net income of $619,000 ($.31 per diluted share) for the three months ended September 30, 2003, compared with a net income of $463,000 ($.23 per diluted share) for the three months ended September 30, 2002. Guaranty reported net income of $1.4 million ($.72 per diluted share) for the nine months ended September 30, 2003, compared with a net income of $1.3 million ($.65 per diluted share) for the nine months ended September 30, 2002.

Net Interest Income

Net interest income decreased to $2.1 million for the three months ended September 30, 2003, from the $2.2 million reported during the same period the prior year. The primary cause for the decline in net interest income was due to the decline in average earning assets and lower interest rates earned on loan balances for the most recent quarter. Average earning assets for the three months ended September 30, 2003, were $172.0 million compared to $185.2 million for the same period in 2002. Average loans outstanding decreased to $157.0 million from $165.2 million and average investments outstanding declined to $3.6 million from $15.0 million when comparing the three month period ended September 30, 2003 to the three month period ended September 30, 2002. For these same periods, average certificates of deposit balances decreased by $24.1 million to $56.8 million. The cost of interest bearing deposits declined by 104 basis points primarily due to change in the composition of deposits as well as the lower interest rates being paid on certificates of deposit. The following table summarizes the factors determining net interest income (dollars in thousands).

                                                    Three Months      Three Months        Nine Months       Nine Months
                                                       Ended              Ended              Ended             Ended
                                                   September 30,      September 30,      September 30,     September 30,
                                                        2003              2002               2003               2002

     Average Interest Earning Assets                 $ 172,003          $ 185,196          $ 172,388         $ 193,438


              Average Yield                            5.76%              6.75%              6.01%             6.87%


  Average Interest Bearing Liabilities               $ 142,359          $ 162,136          $ 145,092         $ 171,702

              Average Cost                             1.16%              2.20%              1.55%             2.66%


             Interest Spread                           4.60%              4.55%              4.46%             4.21%

             Interest Margin                           4.80%              4.82%              4.71%             4.51%

Provision for Loan Losses

Guaranty recorded a credit of $198,000 to its loan loss provision for the three months ended September 30, 2003 and an expense of $25,000 for the three months ended September 30, 2002. During the second quarter of 2003, a $1.025 million charge-off was realized as the consequence of substantial fraudulent activity by one commercial borrower. The loss was due to fraudulent activities related to cash and financial management by the borrower which caused the borrower to be insolvent. The loan held by Guaranty was secured by equipment, inventory, receivables and marketable securities. During the third quarter of 2003, Guaranty received a partial recovery relating to this loan. Management recorded the recovery through the allowance for loan losses. The Company's allowance for loan losses currently equals 1.30% of the loan portfolio. The allowance for loan losses is maintained at a level considered by management to be adequate to absorb future loan losses currently inherent in the loan portfolio. Management believes that the allowance for loan losses is adequate to cover loan losses inherent in the loan portfolio at September 30, 2003, and that loans classified as special mention, substandard, doubtful and loss have been adequately reserved. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and net income could be significantly affected, if circumstances differ substantially from assumptions used in making the initial determinations.

Guaranty charged-off $264,000 in loans during the third quarter of 2003. At September 30, 2003, the Company had $410,000 of loans that were 90 days or more past due and still accruing interest, compared to $119,000 at September 30, 2002. The Bank held no loans that were considered to be non-accrual as of September 30, 2003, compared to $1.9 million as of September 30, 2002.

Non-interest Income

Non-interest income was $910,000 for the three months ended September 30, 2003, compared to $638,000 for the same period a year ago. This change was primarily due to increased mortgage banking income, which amounted to $504,000 for the quarter ended September 30, 2003, compared to $259,000 for the same period a year ago.

Fees on deposit accounts remained approximately the same at $180,000 for the most recent quarter compared to $181,000 for the same period a year ago. Guaranty realized $3,000 of investment sales commissions for the quarter ended September 30, 2003, compared to $40,000 for the quarter ended September 30, 2002, due to reduced sales volume, as the investment sales function was undergoing a management realignment during the first nine months of 2003.

Non-interest Expense

Non-interest expense was $2.3 million for the quarter ended September 30, 2003, a $90,000 increase over the amount reported for the same period last year. Personnel expense increased $109,000 as the result of increased commissions relating to mortgage banking activity. This increase was offset by lower occupancy and marketing expenses.

Income Tax Expense

Guaranty recorded income tax expense of $293,000 for the three months ended September 30, 2003, compared to $212,000 for the same period in 2002. The net increase in income tax expense between periods was a result of fluctuations in the level of taxable income. Guaranty's effective tax rate is lower than the standard corporate tax rate of 34% due to non-taxable income from bank owned insurance.

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

Guaranty uses its sources of funds primarily to meet its on-going operating expenses, to pay deposit withdrawals and to fund loan commitments. During the most recent quarter, net loans decreased by approximately $8.5 million and certificates of deposit declined by approximately $2.3 million. These decreases were a result of strategic decisions. Guaranty has been very targeted in its lending approach and has desired to reduce its funding reliance on certificates of deposit. At September 30, 2003, total approved loan commitments outstanding were approximately $7.2 million. At the same date, commitments under unused lines of credit were approximately $49.5 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2003, were $47.5 million. Management believes that a significant portion of maturing deposits will remain with Guaranty. If these certificates of deposit do not remain with Guaranty, it may have to reduce assets or seek other sources of funding that may be at higher rates.

At September 30, 2003, regulatory capital was in excess of amounts required by Federal Reserve regulations to be considered well capitalized as shown in the following table for Guaranty Bank:

                                    Actual           Percent           Excess
                                  Percentage         Required       Percentage
                                 --------------     -----------   -------------
     Leverage Ratio                  10.27%           4.00%            6.27%

     Tier 1 Risk Based Capital       12.56%           4.00%            8.56%

     Total Risk Based Capital        13.81%           8.00%
                                                                       5.81%


Contractual Obligations

The following summarizes Guaranty's contractual cash obligations and commercial commitments, including maturing certificates of deposit, as of September 30, 2003 and the effect such obligations may have on liquidity and cash flows in future periods.

                                                         Contractual Obligations
-------------------------------------------------------------------------------------------------------------------
                                       Less Than          1-3          4-5          Over 5
                                       One Year          Years        Years          Years            Total
------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Certificate of deposit maturities (1)  $ 47,542       $  6,545    $  1,369      $       9          $ 55,465
Undisbursed credit lines                 49,464           -           -                 -            49,464
-------------------------------------------------------------------------------------------------------------------
Commitments to extend credit              7,185           -           -                 -             7,185
Standby letters of credit                 4,148           -           -                 -             4,148
-------------------------------------------------------------------------------------------------------------------
Total obligations                      $108,339       $  6,545    $  1,369      $       9          $116,262
-------------------------------------------------------------------------------------------------------------------


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

ITEM 3.  Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company's disclosure controls and procedures were effective.

The Company's management is also responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of it that occurred during the Company's last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II.  Other Information

Item 1            Legal Proceedings
                        Not Applicable

Item 2            Changes in Securities
                        Not Applicable

Item 3            Defaults Upon Senior Securities
                        Not Applicable

Item 4            Submission of Matters to a Vote of Security Holders
                        Not Applicable

Item 5            Other Information
                        Not Applicable

Item 6            Exhibits and Reports on Form 8-K

                  (a)   Exhibits

                        31.1 Rule 13a-14(a) Certification of Chief Executive Officer.

                        31.2 Rule 13a-14(a) Certification of Chief Financial Officer.

                        32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

                  (b)   Reports on Form 8-K -
                        The Company furnished a Current Report on Form 8-K with the Securities and Exchange Commission on July 28, 2003. The Form 8-K reported Items 7 and 12 and attached as an exhibit and incorporated by reference a press release that reported the Company's financial results for the quarter ended June 30, 2003.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 GUARANTY FINANCIAL CORPORATION



Date:  November 14, 2003         By:      /s/ William E. Doyle, Jr.
                                    --------------------------------------------
                                     William E. Doyle, Jr.
                                     President and Chief Executive Officer



Date:  November 14, 2003         By:      /s/ Tara Y. Harrison
                                    --------------------------------------------
                                      Tara Y. Harrison
                                      Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

   Number                                 Document
   ------                                 --------

    31.1        Rule 13a-14(a) Certification  of  Chief  Executive Officer.

    31.2        Rule 13a-14(a) Certification  of  Chief  Financial Officer.

    32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.