Form 10KSB
period 2003-12-31
GUARANTY FINANCIAL CORP /VA/
filed 2004-04-14
CIK 919967

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

         Securities registered under Section 12(b) of the Exchange Act:

                                               Name of Each Exchange
                 Title of Each Class           on Which Registered
                 -------------------           ---------------------
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
                                                 Yes     X          No
                                                     ---------         ---------

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's gross income for its most recent fiscal year was $14,089,633.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing sales price of such stock as of March 1, 2004 was approximately $42,526,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         The number of outstanding shares of Common Stock as of March 1, 2004 was 2,000,659.

                                TABLE OF CONTENTS

                                     PART I

                                                                           Page

ITEM 1.  DESCRIPTION OF BUSINESS............................................. 3

ITEM 2.  DESCRIPTION OF PROPERTY.............................................12

ITEM 3.  LEGAL PROCEEDINGS...................................................13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                      OF SECURITY HOLDERS....................................13

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
                       STOCKHOLDER MATTERS...................................13

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS....................14

ITEM 7.  FINANCIAL STATEMENTS................................................36

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE.................36

ITEM 8A. CONTROLS AND PROCEDURES.............................................36

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                      CONTROL PERSONS; COMPLIANCE WITH SECTION
                      16(a) OF THE EXCHANGE ACT..............................36

ITEM 10. EXECUTIVE COMPENSATION..............................................36

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT..................................36

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................37

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K..............................37

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................37

                                     PART I

Item 1.           Description of Business.

General

         Guaranty Financial Corporation ("Guaranty") is a Virginia corporation which was organized in 1995 for the purpose of becoming the holding company of Guaranty Bank (the "Bank"). The Bank began business in February 1981 as a federal savings association, converted to a Virginia chartered Federal Reserve member bank in 1997, and is headquartered in Charlottesville, Virginia. The consolidated financial statements of Guaranty include the accounts of Guaranty and its wholly-owned subsidiaries, Guaranty Capital Trust I and the Bank, and the Bank's wholly-owned subsidiaries, GMSC, Inc. and Guaranty Investment Corp. Guaranty Capital Trust I issued trust preferred securities in 1998, which have been fully redeemed as of December 31, 2003. GMSC, Inc. was organized in 1987 for the purpose of issuing debt securities which are principally secured by mortgage-backed securities. The debt securities have been fully paid as of December 31, 2003.

         Guaranty's  principal  asset  is the  outstanding  stock  of the  Bank.
Guaranty presently has no separate operations and its business primarily consists of the business of the Bank. Guaranty's Common Stock is quoted on The Nasdaq National Market under the symbol "GSLC".

         The Bank is a community bank that provides a broad range of commercial and retail banking services. Guaranty's principal business activities are attracting checking and savings deposits from local businesses and the general public through its retail banking offices and originating, servicing, and selling loans. Of Guaranty's $157.8 million of gross loans outstanding at December 31, 2003, 24.1% represented construction and land loans, 46.3% represented commercial business and commercial real estate loans, and 16.1% represented residential first mortgages. Guaranty also lends funds to retail banking customers by means of home equity and installment loans. In addition, Guaranty offers consumer loans and government-insured and conventional small business loans. Guaranty invests in certain United States government and agency obligations and other investments permitted by applicable laws and regulations.

         On December 18, 2003, Guaranty and Union Bankshares Corporation announced the signing of a definitive merger agreement, which was unanimously approved by each board of directors, pursuant to which Union will acquire Guaranty. The merger is dependent on certain regulatory approvals, as well as approval by Guaranty shareholders, and is expected to close in the second quarter of 2004.

         Guaranty's main office is located at 1658 State Farm Boulevard, Charlottesville, Virginia 22911 and the telephone number is (434) 970-1100.

Market Area

         Guaranty is headquartered in Charlottesville, Virginia. Charlottesville and its surrounding area had a collective population of approximately 120,000 in 2001 according to census figures. It is located in central Virginia 110 miles southwest of Washington, D.C. and 70 miles west of Richmond, Virginia, and includes the University of Virginia, the area's largest employer. Guaranty operates seven full service retail branches, which serve the City of Charlottesville and the counties of Albemarle, Fluvanna and Nelson. According to the June 30, 2003 market share report as summarized by the Federal Deposit Insurance Corporation (the "FDIC"), Guaranty holds 7.68% of the deposits in the Charlottesville, Virginia market.

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

         Guaranty uses a Management Loan Committee and a Directors Loan Committee to approve loans. The Management Loan Committee, which consists of the President and three additional senior officers, meets weekly to review all loan applications from borrowers having total credit exposure to the Bank in excess of $750,000 in the aggregate or in excess of $250,000 on an unsecured basis. A Directors' Loan Committee, which currently consists of five directors (three directors constitute a quorum, of whom any two may act), approves loans from borrowers having total credit exposure to the Bank in excess of $1,500,000 in the aggregate or in excess of $500,000 on an unsecured basis that have been previously approved by the Management Loan Committee. Guaranty's Chief Credit Officer is responsible for reporting to the Directors Loan Committee monthly on the activities of the Management Loan Committee and on the status of various delinquent and non-performing loans. The Directors Loan Committee also reviews lending policies proposed by Management.

         In the normal course of business, Guaranty makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its annual financial statements including commitments to extend credit. At December 31, 2003, commitments to extend credit totaled $60.1 million.

Construction Lending

         Guaranty makes local construction loans, primarily residential, and land acquisition and development loans. The construction loans are secured by residential houses under construction and the underlying land for which the loan was obtained. At December 31, 2003, construction, land and land development loans outstanding were $38.0 million, or 24.1%, of gross loans. Approximately 95% of these loans are concentrated in the Richmond and Charlottesville, Virginia markets. The average life of a construction loan is approximately nine months and they reprice monthly to meet the market, typically prime plus one percent. Because the interest rate charged on these loans floats with the market, they help Guaranty in managing its interest rate risk. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or home under construction, which value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, Guaranty generally limits loan amounts to 75% to 80% of appraised value, in addition to analyzing the creditworthiness of its borrowers. Guaranty also obtains a first lien on the property as security for its construction loans and typically requires personal guarantees from the borrower's principal owners.

Commercial Business Loans

         Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have higher yields. To manage these risks, Guaranty generally obtains appropriate collateral and personal guarantees from the borrower's principal owners and monitors the financial condition of its business borrowers. Residential mortgage loans generally are made on the basis of the borrower's ability to make repayment from his employment and other income and are secured by real estate whose value tends to be readily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower's ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate. Guaranty has a loan review and monitoring process to regularly assess the repayment ability of commercial borrowers. At December 31, 2003, commercial loans, excluding commercial real estate loans as discussed below, totaled $67.0 million, or 42.5% of the total loan portfolio.

Commercial Real Estate Lending

         Commercial real estate loans are secured by various types of commercial real estate in Guaranty's market area, including multi-family residential buildings, commercial buildings and offices, small shopping centers and churches. At December 31, 2003, commercial real estate loans aggregated $6.0 million or 3.8% of Guaranty's gross loans.

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

         Most fixed rate mortgage loans are originated with the intent to sell. The Bank also occasionally originates non-conforming fixed rate loans to hold in the portfolio. At December 31, 2003, $15.4 million, or 9.8%, of Guaranty's loan portfolio consisted of fixed rate mortgage loans.

         Guaranty also originates a non-conforming adjustable rate product with a higher entry level rate and margin than that of the conforming adjustable rate products. This non-conforming loan provides yet another outlet for loans not meeting investor guidelines. The Bank has no current investor relationship for selling this ARM product. Interest rates on adjustable rate products offered by the Bank are tied to One, Three, Five or Seven Year United States Treasury bills. Guaranty's ARM products contain interest rate caps at adjustment periods and rate ceilings based on a cap over and above the original interest rate. At December 31, 2003, $10.0 million, or 6.3%, of the Bank's loan portfolio consisted of adjustable rate mortgages.

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

         In connection with residential real estate loans, Guaranty requires title insurance, hazard insurance and if required, flood insurance. Flood determination letters with life of loan tracking are obtained on all federally related transactions with improvements serving as security for the transaction. Guaranty requires escrows for real estate taxes and insurance.

Consumer Lending

         Guaranty offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans, installment and demand loans, credit cards, and home equity lines of credit and loans. At December 31, 2003, Guaranty had consumer loans of $21.2 million or 13.5% of gross loans. Such loans are generally made to customers with whom Guaranty has a pre-existing relationship. Guaranty currently originates all of its consumer loans in its geographic market area. Most of the consumer loans are tied to the prime lending rate and reprice monthly.

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

Employees

         At December 31, 2003, Guaranty had 91 full-time and 4 part-time employees. None of Guaranty's employees are represented by any collective bargaining unit.

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

         As  a   state-chartered   commercial  bank,  the  Bank  is  subject  to
regulation, supervision and examination by the Virginia State Corporation Commission's Bureau of Financial Institutions. It is also subject to regulation, supervision and examination by the Federal Reserve Board. State and federal law also governs the activities in which the Bank engages, the investments that it makes and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect the Bank's operations.

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

         Payment of Dividends. Guaranty is a legal entity separate and distinct from its banking and other subsidiaries. The majority of Guaranty's revenues will result from dividends paid to Guaranty by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends that it can pay. In addition, both Guaranty and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. Guaranty does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends. During the year ended December 31, 2003, the Bank declared $773,803 in dividends payable to Guaranty.

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

         The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors (including supervisory evaluations). Depository institutions insured by the BIF that are "well capitalized" and that present few or no supervisory concerns, are required to pay only the statutory minimum assessment of $2,000 annually for deposit insurance, while all other banks are required to pay premiums ranging from .03% to .27% of domestic deposits. The Bank's deposit insurance assessment decreased from .030% to .017% and then to .015% of deposits in calendar years 2001, 2002 and 2003, respectively. These rate schedules are subject to future adjustments by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time. However, because the legislation enacted in 1997 requires that both Savings Association Insurance Fund insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation, the FDIC is assessing BIF-insured deposits an additional 1.30 basis points per $100 of deposits to cover those obligations.

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

         The federal banking agencies also have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. As of December 31, 2003, Guaranty and the Bank were classified as well capitalized.

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

Item 2.           Description of Property.

         As of March 1, 2004, Guaranty conducted its business from its main office in Charlottesville, Virginia and seven branch offices. The following table provides certain information with respect to these properties:

Location                                         Date Facility Opened          Lease Arrangements
--------                                         --------------------          ------------------
Main Office:

1658 State Farm Boulevard                                1996                  Owned by Guaranty
Charlottesville, Virginia

Branch Offices:

Downtown Mall                                            2002                  Lease  expires  in 2012,  subject to
400 East Main Street                                                           Guaranty's  right to  renew  for two
Charlottesville, Virginia                                                      additional five-year terms

Barracks Road                                            1994                  Lease expires in 2004
1924 Arlington Boulevard
Charlottesville, Virginia

Route 29 North & Rio Road                                1985                  Lease  expires  in 2012,  subject to
1700 Seminole Trail                                                            Guaranty's  right to  renew  for two
Charlottesville, Virginia                                                      additional five-year terms

Lake Monticello                                          1998                  Owned by Guaranty
Route 53 & Turkey Sag Road
Lake Monticello, Virginia

Forest Lakes                                             2001                  Owned by Guaranty
3290 Worth Crossing
Charlottesville, Virginia

Lovingston                                               2003                  Owned by Guaranty
124 Main Street
Lovingston, Virginia


         Guaranty believes that all of its properties are maintained in good operating condition and are suitable and adequate for its operational needs.


Item 3.           Legal Proceedings.

         In the course of its operations, Guaranty is a party to various legal proceedings. There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

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

                           Market Price and Dividends

                                                     Sales Price ($)
                                                     ---------------

                                                     High              Low              Dividends ($)
                                                     ----              ---              -------------

Fiscal Year Ended December 31, 2003:
         1st quarter                                $14.00            12.83                 $0.075
         2nd quarter                                 15.36            13.01                  0.075
         3rd quarter                                 16.20            14.18                  0.075
         4th quarter                                 26.24            15.90                  0.075

Fiscal Year Ended December 31, 2002:
         1st quarter                                 10.95             8.00                   --
         2nd quarter                                 13.75            10.20                   --
         3rd quarter                                 14.12            12.20                   --
         4th quarter                                 14.60            12.50                   --


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

         As of March 1, 2004, Guaranty had approximately 330 shareholders of record. This number of shareholders does not reflect the number of individuals or institutional investors holding stock in nominee name through banks, brokerage firms and others.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         The following commentary discusses major components of the business of Guaranty Financial Corporation (Guaranty) and presents an overview of its consolidated financial position and results of operations at December 31, 2003 and 2002, and for the years ended December 31, 2003, 2002 and 2001. This discussion should be reviewed in conjunction with the consolidated financial statements, the summary of accounting policies and accompanying notes and other statistical information presented elsewhere in this annual report.

Overview

         Guaranty is headquartered in Charlottesville, Virginia and conducts almost all of its operations through its subsidiary, Guaranty Bank. Guaranty Bank is a community bank serving the markets of the City of Charlottesville and the counties of Albemarle, Fluvanna and Nelson. Guaranty Bank (the "Bank") operated seven branch locations throughout the year 2003.

         Guaranty maintained solid earnings during calendar year 2003, which was the third and final year of its strategic repositioning to become a high performing banking company. Management continued to focus on initiatives that were established in 2001 to improve earnings. Guaranty maintained a high level of asset quality, ending the year with no non-performing assets and past-due loans balances at the lowest level in five years. As a result of Guaranty's focused effort on attracting low-cost deposits, the net interest margin widened from 3.51% for calendar year 2001 to 4.75% for calendar year 2003.

         From December 31, 2001 to December 31, 2003, Guaranty reduced its total assets from $225.2 million to $199.0 million. This planned reduction in total assets is indicative of Guaranty's emphasis changing from aggressive growth to profitability management.

Net Income

         Net income for the year ended December 31, 2003, was $1,946,000 ($.97 per diluted share), which represented a $183,000, or 10.4% increase over the net income for the prior year. Factors that contributed to the increased net income were the gain that was realized on the sale of the Harrisonburg branch and increased mortgage banking income. These favorable variances were offset by lower net interest income, an increased loan loss provision, resulting from fraudulent activity on the part of one large commercial borrower, and decreased investment commissions.

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

         Net income for the year ended December 31, 2001, was $518,000 or $.26 per diluted share, an $89,000 decrease from the net income reported for the prior year. Decreased net income was due to a reduction in net interest income caused by the impact of declining interest rates on a short-term asset sensitive balance sheet. Increases in operating expenses primarily related to severance expenses arising from management changes also negatively impacted net income for 2001. These changes more than offset increased mortgage banking income and a reduction in the provision for possible loan losses.

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

         Net interest income was $8.3 million for the year ended December 31, 2003, a 4.8% decrease from $8.7 million in net interest income for the year ended December 31, 2002. The yield on loans fell 75 basis points from 6.99% during 2002 to 6.24% during 2003. The yield on securities was substantially impacted by the low rate environment, as Guaranty replaced higher risk long-term corporate bonds yielding an average of 6.30% in 2002 with securities yielding an average of 3.73% in 2003. The cost of interest bearing deposits fell 115 basis points to 1.09% during 2003 from 2.24% during 2002, as Guaranty's continued focus regarding deposits remained centered around low-cost deposit growth. During 2003, Guaranty redeemed its Trust Preferred Securities, which had a 7% coupon rate, saving over $260,000 in interest expense in 2003. Unamortized expenses were recognized in full at the time of the redemption, resulting in a negative impact to the yield of $185,000. Guaranty also redeemed GMSC's REMIC bond during 2003, at which time $52,000 in unamortized premium was recognized, also negatively impacting Guaranty's net interest income.

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

                                                                       Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                2003                          2002                         2001
------------------------------------------------------------------------------------------------------------------------------------
                                              Interest   Average            Interest   Average           Interest    Average
                                     Average   Income/   Yield/    Average   Income/   Yield/    Average  Income/    Yield/
(Dollars in thousands)               Balance   Expense    Rate     Balance   Expense    Rate     Balance  Expense     Rate
------------------------------------------------------------------------------------------------------------------------------------
Assets
Interest earning assets:
  Securities                        $  7,114    $   265    3.73%   $ 17,226   $ 1,086    6.30%  $ 28,303   $ 1,855     6.55%
  Loans                              158,992      9,916    6.24%    166,634    11,649    6.99%   189,135    15,451     8.17%
  Interest bearing deposits
   in other banks                      8,159        101    1.25%      6,078       120    1.97%     7,381       336     4.55%
------------------------------------------------------------------------------------------------------------------------------------
  Total interest-earning assets/
   total interest income             174,265     10,282    5.90%    189,938    12,855    6.77%   224,819    17,642     7.85%
------------------------------------------------------------------------------------------------------------------------------------
  Non-interest earning assets:
   Cash and due from banks             8,715                          8,551                        8,134
   Premises and equipment              6,467                          8,185                        9,245
   Other assets                        4,742                          4,975                        4,504
   Less allowance for loan losses     (2,193)                        (2,531)                      (2,523)
   Total non-interest earning assets  17,731                         19,180                       19,360
------------------------------------------------------------------------------------------------------------------------------------
   Total Assets                     $191,996                       $209,118                     $244,179
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Interest bearing liabilities:
  Interest bearing deposits:
  Demand accounts                  $  30,347         54    0.18%   $ 27,057        87    0.32%   $23,344       243     1.04%
  MMDA accounts                       40,164        368    0.92%     24,864       381    1.53%    21,170       674     3.18%
  Savings                             12,833         27    0.21%     13,103        63    0.48%    11,643       195     1.67%
  Certificates of deposit             58,309      1,094    1.88%     89,635     2,933    3.27%   139,438     7,821     5.61%
------------------------------------------------------------------------------------------------------------------------------------
  Total interest bearing
   deposits                          141,653      1,543    1.09%    154,659     3,464    2.24%   195,595     8,933     4.57%
------------------------------------------------------------------------------------------------------------------------------------
  FHLB advances and other
   borrowings                            760         10    1.32%      6,136       120    1.96%     4,608       237     5.14%
  Trust preferred bonds                2,718        364   13.39%      6,013       481    8.00%     6,013       481     8.00%
  Bonds payable (3)                      189         84   44.44%        486        90   18.52%       739       105    14.21%
------------------------------------------------------------------------------------------------------------------------------------
  Total interest bearing
   liabilities/total interest
   expense                           145,320      2,001    1.38%    154,659     4,155    2.48%   206,955     9,756     4.71%
------------------------------------------------------------------------------------------------------------------------------------
  Non-interest bearing liabilities:
  Demand deposits                     26,306                         22,879                       18,755
  Other liabilities                    1,123                          1,397                        2,259
------------------------------------------------------------------------------------------------------------------------------------
   Total Liabilities                 172,749                        191,570                      227,969
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                  19,247                         17,548                       16,210
------------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and
   Stockholders' equity             $191,996                       $209,118                     $244,179
------------------------------------------------------------------------------------------------------------------------------------
Interest spread (1)                                        4.52%                         4.29%                         3.13%
Net interest income/net interest
  margin (2)                                     $8,281    4.75%              $ 8,700    4.58%              $7,886     3.51%
------------------------------------------------------------------------------------------------------------------------------------

(1) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(2) Net interest margin is net interest income, expressed as a percentage of average earning assets.

(3) The yield associated with bonds payable for the year ended December 31, 2003 includes $52,000 of premium associated with the time of redemption of the bonds.

         The following table describes the impact on Guaranty's interest income resulting from changes in average balances and average rates for the periods indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                                                           Year Ended December 31, 2003         Year Ended December 31, 2002
                                                                    compared to                    compared to
                                                           Year Ended December 31, 2002         Year Ended December 31, 2001
                                                                  Change Due To:               Change Due To:
------------------------------------------------------------------------------------------------------------------------------------
                                                                               Increase                            Increase
(Dollars in thousands)                                     Rate      Volume   (Decrease)        Rate    Volume    (Decrease)
------------------------------------------------------------------------------------------------------------------------------------
Interest income:
  Securities                                          $     (444)   $  (377)  $   (821)        $ (71) $   (698)  $   (769)
  Loans                                                   (1,256)      (477)    (1,733)       (2,229)   (1,573)    (3,802)
  Interest bearing deposits
   in other banks                                            (44)        26        (18)         (190)      (26)      (216)
------------------------------------------------------------------------------------------------------------------------------------
     Total interest income                                (1,744)      (828)    (2,572)       (2,490)   (2,297)    (4,787)
------------------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest bearing deposits:
   Demand accounts                                           (39)         6        (33)         (168)       12       (156)
   MMDA accounts                                            (153)       140        (13)         (350)       57       (293)
   Savings                                                   (35)        (1)       (36)         (139)        7       (132)
   Certificates of deposit                                (1,251)      (588)    (1,839)       (3,258)   (1,630)    (4,888)
------------------------------------------------------------------------------------------------------------------------------------
     Total interest bearing deposits                      (1,478)      (443)    (1,921)       (3,915)   (1,554)    (5,469)
   FHLB advances and other                                   (39)       (71)      (110)         (147)       30       (117)
   Trust preferred bonds                                     324       (441)      (117)           --        --         --
   Bonds payable                                             126       (132)        (6)           32       (47)       (15)
------------------------------------------------------------------------------------------------------------------------------------
   Total interest expense                                 (1,067)    (1,087)    (2,154)       (4,030)   (1,571)    (5,601)
------------------------------------------------------------------------------------------------------------------------------------
   Net interest income                                   $  (677)    $  259  $    (418)      $ 1,540    $ (726)   $   814
------------------------------------------------------------------------------------------------------------------------------------

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

         Guaranty has an Asset/Liability Committee ("ALCO"), which meets regularly to discuss deposit pricing, changes in borrowed money, investment activity, loan sale activity, liquidity levels and the overall interest sensitivity. The actions of this committee are reported to the Board of Directors monthly. The daily monitoring of interest rate risk, investment and trading activity, along with any other significant transactions are managed by the President with input from other ALCO members. Guaranty's ALCO has assigned an "effective maturity" to non-maturing demand accounts, ranging from two to three years, depending on the nature of the account, and this effective maturity reduces the risk of the liability sensitive position.

         At December 31, 2003, Guaranty had $46.7 million more liabilities than assets that re-price within one year and therefore was in a one-year liability-sensitive position. A liability-sensitive position or a negative gap will tend to positively impact net earnings in a period of falling interest rates and negatively impact net earnings in a period of rising interest rates. This liability-sensitive position is primarily the result of a large concentration of non-maturing interest-bearing demand deposit accounts and fixed rate certificates of deposit reaching maturity in one year or less.

         Because gap analysis shows only the dollar volume of assets and liabilities that will mature or re-price, Guaranty's ALCO uses simulation modeling to measure the actual effects the re-pricing will have on net interest margin and net income. The typical simulation model involves a 12-month projection with a level rate scenario and rising and falling rate scenarios deemed appropriate given the current rate environment. The acceptable level of interest rate sensitivity is plus or minus 15% of net interest income from an immediate 200 basis point increase or decrease in interest rates. The acceptable change in net income is plus or minus 40% from a 200 basis point increase or decrease in interest rates. ALCO evaluates interest rate risk and then formulates guidelines regarding asset generation and pricing, funding sources and pricing, and off-balance sheet commitments in order to decrease sensitivity risk. These guidelines are based upon management's outlook regarding future interest rate movements, the state of the regional and national economy, and other financial and business risk factors.

         ALCO also measures the economic value at risk. The purpose of this measure is to determine the long-term effect interest rate changes will have on the economic value of the balance sheet. This measurement is obtained using a discounted cash flow technique, at current, level and rising and falling rate scenarios. ALCO has established risk parameters for economic value of equity and monitors periodic projections against such parameters.


         The following table presents the amounts of Guaranty's interest sensitive assets and liabilities that mature or reprice in the periods indicated.

                                                                                   December 31, 2003
                                                                                Maturing or Repricing In:
------------------------------------------------------------------------------------------------------------------------------------
                                                        3 Months              4-12                    1-5             Over 5
(Dollars in thousands)                                   or less             Months                  Years             Years
------------------------------------------------------------------------------------------------------------------------------------

Interest-sensitive assets:
  Loans                                                $ 68,932             $ 17,349             $ 41,139          $ 30,360
  Investments and mortgage-backed securities (1)              3                    9                9,669             9,012
  Deposits at other institutions                          4,667                    -                    -                 -
------------------------------------------------------------------------------------------------------------------------------------
  Total interest-sensitive assets                        73,602               17,358               50,808            39,372
------------------------------------------------------------------------------------------------------------------------------------
Cumulative interest-sensitive assets                     73,602               90,960              141,768           181,140
------------------------------------------------------------------------------------------------------------------------------------
Interest-sensitive liabilities:
  NOW accounts                                           32,073                    -                    -                 -
  Money market deposit accounts                          45,225                    -                    -                 -
  Savings accounts                                       13,404                    -                    -                 -
  Certificates of deposit                                16,991               29,971                7,413                 9
------------------------------------------------------------------------------------------------------------------------------------
   Total interest-sensitive liabilities                 107,693               29,971                7,413                 9
------------------------------------------------------------------------------------------------------------------------------------
Cumulative interest-sensitive liabilities             $ 107,693             $137,664             $145,077          $145,086
------------------------------------------------------------------------------------------------------------------------------------
Period gap                                             $(34,091)            $(12,613)            $ 43,395          $ 39,363
Cumulative gap                                          (34,091)             (46,704)              (3,309)           36,054
Ratio of cumulative interest-sensitive
  assets to interest-sensitive liabilities               68.34%               66.07%               97.72%           124.85%
Ratio of cumulative gap to total assets                 (17.13%)             (23.47%)              (1.66%)           18.12%
------------------------------------------------------------------------------------------------------------------------------------

(1) Amounts include Federal Home Loan Bank stock.

         Of Guaranty's commercial and construction loans with a maturity of more than one year, approximately $2.2 million have fixed interest rates and $1.9 million have variable interest rates.

Investments

         Total investment securities increased 267% to $19.9 million at December 31, 2003, from $5.4 million at December 31, 2002. During 2002, Guaranty took advantage of the sustained low interest rate environment and liquidated $10.4 million of the corporate bonds in the available for sale classification, in an effort to improve liquidity without incurring investment losses. Guaranty began to re-build the investment portfolio in 2003 to meet future liquidity and profitability objectives.

         The following table shows the amortized cost and fair market value of investment securities at the dates indicated.

                                                                                December 31,
                                                         2003                       2002                       2001
------------------------------------------------------------------------------------------------------------------------------------
                                                  Cost         Market         Cost        Market         Cost        Market
------------------------------------------------------------------------------------------------------------------------------------

(Dollars in thousands)
Held-to-maturity
  Mortgage-backed securities                     $ 3,321      $ 3,349      $    433       $   471       $  720        $  768
  U.S. Government Agency Obligations               8,138        8,122           403           403          250           250
------------------------------------------------------------------------------------------------------------------------------------
  Total held-to-maturity                          11,459       11,471           836           874          970         1,018
------------------------------------------------------------------------------------------------------------------------------------

Available for sale
   Mortgage-backed securities                      5,882        5,868             -             -            -             -
  Corporate bonds                                      -            -         3,247         3,212       13,620        12,597
  U.S. Government Agency Obligations               1,497        1,477             -             -        8,000         7,970
  Federal Reserve Bank & Other Stocks                557          557           422           422          422           422
------------------------------------------------------------------------------------------------------------------------------------
  Total available for sale                         7,936        7,902         3,669         3,634       22,042        20,989
------------------------------------------------------------------------------------------------------------------------------------

Other
  Federal Home Loan Bank Stock                       532          532           947           947        1,550         1,550
------------------------------------------------------------------------------------------------------------------------------------
  Total                                          $19,927      $19,905        $5,452        $5,455      $24,562       $23,557
------------------------------------------------------------------------------------------------------------------------------------


         The following table sets forth the composition of Guaranty's investment portfolio at the dates indicated.

                                                                                December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                         2003                       2002                       2001
------------------------------------------------------------------------------------------------------------------------------------
                                                   Book         % of          Book         % of          Book          % of
(Dollars in thousands)                             Value        Total         Value        Total         Value         Total
------------------------------------------------------------------------------------------------------------------------------------

  Investment securities:
   Mortgage-backed securities                    $ 9,189      46.19%       $    431        7.96%         $  720       3.06%
   Corporate bonds                                     -          -           3,212       59.29          12,597      53.58
   Treasury and agency notes                       9,615      48.33               -           -           8,220      34.97
   FHLB stock                                        532       2.68             947       17.48           1,550       6.59
   Other                                             557       2.80             827       15.27             422       1.80
------------------------------------------------------------------------------------------------------------------------------------
Total Investment securities                      $19,893      100.00%        $5,417       100.00%       $23,509      100.00%
------------------------------------------------------------------------------------------------------------------------------------

The following table indicates the maturity distribution and yields of investment securities, held as of December 31, 2003.

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
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)

Securities held for investment:
  U.S. Government securities      $   -     -        $8,138    2.77%      $   -       -    $     -      -     $8,138     2.77%
  Mortgage-backed securities          -     -             -        -          -       -      3,321    4.86%    3,321      4.86

------------------------------------------------------------------------------------------------------------------------------------
  Total                           $   -     -        $8,138    2.77%      $   -       -   $  3,321    4.86%  $11,459     3.38%

Securities available for sale (1):
  U.S. Government securities      $   -     -        $1,477    3.50%      $   -       - $        -      -     $1,477     3.50%
  Mortgage-backed securities          -     -             -        -          -       -      5,868    2.68%    5,868     2.68%
  Total                           $   -     -        $1,477    3.50%      $   -       -   $  5,868    2.68%   $7,345     3.50%


Total securities                  $   -     -        $9,615    2.88%      $   -       -   $  9,189    3.47%  $18,804     3.17%
------------------------------------------------------------------------------------------------------------------------------------

(1) Excludes Federal Reserve stock of $352,250, Federal Home Loan Bank stock of $532,000, Community Bankers Bank stock of $70,000 and BI Investments stock of $135,000.

Loans

         Net loans consist of total loans minus undisbursed loan funds, deferred loan fees and the allowance for loan losses. Net loans were $156.0 million at December 31, 2003, a 4.4% decline from December 31, 2002. During 2003, Guaranty continued to reposition the loan portfolio with highly focused lending strategies and an emphasis on credit quality. Net loans declined to $163.2 million at December 31, 2002, from $177.6 million at December 31, 2001, as Guaranty controlled its growth to increase its regulatory capital ratios.

         The following table sets forth the composition of Guaranty's loan portfolio in dollars at the dates indicated.

                                                                                     December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                          2003           2002           2001            2000           1999
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Mortgage Loans:
  Residential                                           $25,461       $ 20,119        $ 39,864       $ 54,911       $ 62,796
  Commercial                                              5,975          7,894          16,277          3,434          1,179
  Construction and land loans                            38,013         38,480          36,307         59,363         70,009
------------------------------------------------------------------------------------------------------------------------------------
  Total real estate                                      69,449         66,493          92,448        117,708        133,984
------------------------------------------------------------------------------------------------------------------------------------
Commercial business loans                                67,090         76,651          66,603         59,120         55,698
Consumer loans                                           21,241         22,238          20,973         27,190         16,960
------------------------------------------------------------------------------------------------------------------------------------
  Total loans receivable                                157,780        165,382         180,024        204,018        206,642
------------------------------------------------------------------------------------------------------------------------------------
Adjustments:
  Deferred fees (costs)                                    (240)          (110)           (67)           (27)             40
  Allowance for losses                                    2,011          2,242           2,512          2,396          1,203
------------------------------------------------------------------------------------------------------------------------------------
  Total net items                                         1,771          2,132           2,445          2,369          1,243
------------------------------------------------------------------------------------------------------------------------------------
  Total loans receivable, net                          $156,009       $163,250        $177,579       $201,649       $205,399
------------------------------------------------------------------------------------------------------------------------------------

         The changes in Guaranty's loan portfolio over the past five years represent the evolution from a savings association to a full service commercial bank. Commercial business lending began in 1998 and now comprises over 42% of total loans outstanding. During this same time period, residential mortgage loans outstanding have decreased from $62.8 million to $25.5 million. Presently, the majority of the residential mortgage loans originated are sold on a servicing released basis.

         The following tables show the composition of Guaranty's loan portfolio by fixed and adjustable rate at the dates indicated.

                                                                           December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                          2003           2002           2001           2000            1999
------------------------------------------------------------------------------------------------------------------------------------

(Dollars in thousands)
Fixed-Rate Loans:
  Real Estate
   Residential                                          $15,417        $ 8,921        $ 27,200       $ 20,403       $ 18,277
   Commercial                                                 -              -               -              -          1,179
   Construction and land loans                                -              -               -              -              -
------------------------------------------------------------------------------------------------------------------------------------
  Total real estate                                      15,417          8,921          27,200         20,403         19,456
------------------------------------------------------------------------------------------------------------------------------------
Commercial business loans                                13,380         15,745          15,427         12,891         13,678
Consumer Loans                                            4,412          3,606           3,429          3,832          2,825
------------------------------------------------------------------------------------------------------------------------------------
  Total fixed-rate loans                                 33,209         28,272          46,056         37,126         35,959
------------------------------------------------------------------------------------------------------------------------------------
Adjustable-Rate Loans:
  Real Estate
   Residential                                           10,045         11,198          12,664         34,508         44,519
   Commercial                                             5,975          7,894          16,277          3,434         11,140
   Construction and land loans                           38,013         38,480          36,307         59,363         70,009
------------------------------------------------------------------------------------------------------------------------------------
  Total real estate                                      54,033         57,572          65,248         97,305        125,668
------------------------------------------------------------------------------------------------------------------------------------
Commercial business loans                                53,650         60,906          51,176         46,229         30,880
Consumer loans                                           16,888         18,632          17,544         23,358         14,135
------------------------------------------------------------------------------------------------------------------------------------
  Total adjustable-rate loans                           124,571        137,110         133,968        166,892        170,683
------------------------------------------------------------------------------------------------------------------------------------
  Total loans receivable                                157,780        165,382         180,024        204,018        206,642
------------------------------------------------------------------------------------------------------------------------------------
Less:
  Deferred fees (costs)                                    (240)          (110)           (67)           (27)             40
  Allowances for losses                                   2,011          2,242           2,512          2,396          1,203
------------------------------------------------------------------------------------------------------------------------------------
  Total net items                                         1,771          2,132           2,445          2,369          1,243
------------------------------------------------------------------------------------------------------------------------------------
  Total loans receivable, net                          $156,009       $163,250        $177,579       $201,649       $205,399
------------------------------------------------------------------------------------------------------------------------------------

         The following table presents the remaining maturities of selected categories of Guaranty's loan portfolio at December 31, 2003.


                              Commercial, Financial            Real Estate
                                 and Agricultural              Construction
   ---------------------------------------------------------------------------
    (Dollars in thousands)
    Within 1 year                       $12,735                  $23,848
   ---------------------------------------------------------------------------
    Variable Rate:
      1 to 5 years                       16,800                    5,450
      After 5 years                      32,822                    2,235
   ---------------------------------------------------------------------------
    Total                                49,622                    7,685
    Fixed Rate:
      1 to 5 years                        5,920                       -
      After 5 years                       4,738                       -
    ---------------------------------------------------------------------------
    Total                                10,658                       -
    ---------------------------------------------------------------------------
    Total                               $73,015                  $31,533
    ---------------------------------------------------------------------------

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

         Assets that do not currently expose Guaranty to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses are required to be designated "special mention" by management. On the basis of management's review of its assets, at December 31, 2003, Guaranty had classified $3.7 million of its loans as substandard. No loans were classified as doubtful or loss at December 31, 2003. Most of Guaranty's assets that have been classified are not included in the table of non-performing assets set forth below because many loans are classified as substandard based on certain criteria or previous credit problems but are currently performing and management believes that they are fully collectible and secured.

         Unless well secured and in the process of collection, Guaranty places loans on a non-accrual status after being delinquent greater than 90 days, or earlier in situations in which the loans have developed inherent problems that indicate payment of principal and interest may not be made in full. Whenever the accrual of interest ceases, previously accrued but uncollected interest income is reversed. Thereafter, interest is recognized only as cash is received. The loan is reinstated to an accrual basis after it has been brought current as to principal and interest under the contractual terms of the loan. Guaranty had no loans that were considered in the non-accrual status as of December 31, 2003.

         The following table reflects the composition of non-performing assets at the dates indicated.

                                                                                     December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                           2003           2002            2001           2000           1999
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Non-accrual loans                                          $  -         $2,363          $  187         $  238         $1,310
Restructured loans                                            -              -               -              -              -
------------------------------------------------------------------------------------------------------------------------------------
   Total non-performing loans                                 -          2,363             187            238          1,310
------------------------------------------------------------------------------------------------------------------------------------
Foreclosed assets                                             -            397             764          1,301            843
------------------------------------------------------------------------------------------------------------------------------------
   Total non-performing assets                            $   -         $2,760           $ 951         $1,539         $2,153
------------------------------------------------------------------------------------------------------------------------------------
Loans past due 90 or more days and
   accruing interest                                      $  92         $  156           $ 103         $1,587         $   93
Non-performing loans to total loans, at
   period end                                                 -           1.43%           0.10%          0.12%          0.62%
Non-performing assets to period end
   total loans and foreclosed assets                          -           1.67%           0.53%          0.76%          1.02%

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

Allowance for losses on loans

         Guaranty provides valuation allowances for anticipated losses on loans when its management determines that full repayment by the borrower is unlikely and the value of the collateral is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, Guaranty also provides reserves based on the dollar amount, risk rating and type of loan. A loss experience percentage is established for each risk rating and loan type and is reviewed quarterly. Each quarter the loss percentage is applied to the portfolio, by risk rating and loan type, to determine the minimum amount of reserves required. Percentages are applied to the various categories of loans, from 0.12% - 1% of satisfactory loans, and from 2% - 10% of loans for less than satisfactory loans. Mortgage loans that are HUD or VA guaranteed are excluded from the allowance for loan loss calculation. Although management believes that it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from assumptions used in making the initial determinations.

         During 2003, Guaranty charged-off $1.03 million as the consequence of substantial fraudulent activity by one commercial borrower and increased the provision for loan loss due to concern regarding the ability to collect a second large commercial credit that was currently in the workout stage. The combination of these two factors resulted in an increased provision to the allowance for loan losses in the amount of $949,000 during the second quarter of 2003. A recovery of a portion of the previously charged-off loan was recorded in the third quarter of 2003.

         An analysis of the allowance for loan losses, including charge-off activity, is presented below for the periods indicated.

                                                                                Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                           2003           2002            2001           2000          1999
------------------------------------------------------------------------------------------------------------------------------------

(Dollars in thousands)
Balance at beginning of period                           $2,242         $2,512          $2,396         $1,203        $1,002
Provision charged to operations                             841            100             333          1,505           486
Charge-offs:
  Real estate                                                 -              -              66            229           122
  Consumer                                                   19             14              15             72             -
  Commercial                                              1,288            359             145             34           165
Recoveries:
  Real estate                                                 -              -               1             20             -
  Consumer                                                    7              3               -              2             2
  Commercial                                                228              -               8              1             -
------------------------------------------------------------------------------------------------------------------------------------
Net Charge-offs                                           1,072            370             217            312           285
------------------------------------------------------------------------------------------------------------------------------------
Balance, end of period                                   $2,011         $2,242          $2,512         $2,396        $1,203
------------------------------------------------------------------------------------------------------------------------------------

Allowance for loan losses to period
  end total loans                                           1.27%          1.36%           1.40%          1.17%       0.57%
Allowance for loan losses to nonaccrual
  loans                                                         -          94.9%       1,343.32%      1,006.72%      91.83%
Net charge-offs to average loans                            1.70%          0.22%           0.12%          0.15%       0.15%

Provision for loan losses

         For the years ended December 31, 2003, 2002 and 2001, the provision for loan losses was approximately $841,000, $100,000 and $333,000, respectively. The provision for loan losses increased for the year ended December 31, 2003 due to fraudulent activity on the part of one large commercial borrower and concern regarding the ability to collect a second large commercial credit that was currently in the workout stage. The provision for loan losses decreased for the year ended December 31, 2002, as Guaranty's loan portfolio decreased and its allowance for possible losses as a percentage of loans outstanding was determined by management to be adequate to cover future potential losses based on the assessed level of risk in the portfolio.

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

                                                                           December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                           2003                               2002                                 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                 Ratio of                           Ratio of                      Ratio of
                                                 Loans to                           Loans to                      Loans to
                                                Total Gross                        Total Gross                   Total Gross
                                  Allowance        Loans              Allowance       Loans           Allowance     Loans
------------------------------------------------------------------------------------------------------------------------------------

(Dollars in thousands)
Residential real estate            $   32             16.1%          $    27           12.2%             $ 50       22.1%
Construction and land                 512             24.1                48           23.3               611       20.2
Commercial                            951             46.3             1,434           51.1             1,165       46.0
Consumer and other loans              106             13.5                10           13.4               105       11.7
Unallocated                           410                -                23              -               581          -
------------------------------------------------------------------------------------------------------------------------------------
  Total                            $2,011             100.0%          $2,242           100.0%          $2,512       100.0%
------------------------------------------------------------------------------------------------------------------------------------

                                                                       December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                          2000                            1999
------------------------------------------------------------------------------------------------------------------------------------
                                                              Ratio of                          Ratio of
                                                              Loans to                          Loans to
                             Total Gross Total Gross
                         Allowance Loans Allowance Loans
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Residential real estate                        $   109            26.9%            $   78           29.8%
Construction and land                            1,056           29.1                 383          31.4
Commercial                                         861           30.7                 575          30.7
Consumer and other loans                           137           13.3                 167           8.1
Unallocated                                        233              -                   -             -
------------------------------------------------------------------------------------------------------------------------------------
  Total                                         $2,396           100.0%            $1,203          100.0%
------------------------------------------------------------------------------------------------------------------------------------

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

         The following table presents information on the sources and amounts of non-interest income.

                                                                                  Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
Non-Interest Income                                               2003                     2002                  2001
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Mortgage banking income                                          $1,419                  $  999                 $1,093
Loan and deposit fees and servicing income                          917                     907                    831
Net gain on sale of branches                                        939                       -                      -
Increase in cash surrender value of life insurance                  217                     183                      -
Investment sales commissions                                         10                     104                    254
Net gain (loss) on sale of securities                                12                      20                      3
Other                                                               293                     273                    325
------------------------------------------------------------------------------------------------------------------------------------
Total                                                            $3,807                 $ 2,486                 $2,506
------------------------------------------------------------------------------------------------------------------------------------

         Non-interest income increased for the year ended December 31, 2003 by $1.3 million, primarily as the result of the sale of the Harrisonburg branch and the increase in mortgage banking income. In January 2003, Guaranty closed on the sale of it Harrisonburg branch, as part of its focus on profitability management. The Bank also thrived in the refinancing boom of 2003, increasing mortgage banking income from $1.0 million for calendar year 2002 to $1.4 million for calendar year 2003, a 42% increase. The mortgage banking department closed over $70 million loans during 2003, of which $54 million were sold on the secondary market; fees realized on the sale of loans averaged 220 basis points throughout the year. Guaranty does not anticipate that earnings realized in 2003 in the mortgage banking area will be indicative of future results. Loan and deposit fees increased by $10,000 from 2002 to 2003, due to increased commercial and real estate loan fees, and a continued increased in the volume of checking accounts. Investment sales commissions were minimal during 2003, as the re-configuration of the investments sales function, realigned with a new broker/dealer, was still in progress during 2003.

         Non-interest income decreased for the year ended December 31, 2002, by $20,000 from the same period in the prior year. Mortgage banking income decreased approximately $94,000, as the result of a combination of two factors. First, residential mortgage loan originations decreased from $70.7 million for the year ended December 31, 2001, to $45.7 million for the year ended December 31, 2002, which was partially due to the closing of the mortgage loan production office in Harrisonburg. The second factor affecting mortgage banking income was the increase in fees realized upon the sale of the loans, which averaged 218 basis points compared to 155 basis points in the prior year. Loan and deposit fees and servicing income increased $76,000 from December 31, 2001 to December 31, 2002, due to a continued increased volume of checking accounts. In the first quarter of 2002, the Board of Directors approved the purchase of $3 million of bank-owned life insurance ("BOLI"). The increase in the cash surrender value of the BOLI amounted to $183,000 for the year ended December 31, 2002. Investment sales commissions decreased by $150,000 for the year ended December 31, 2002, compared to the prior year, due to the departure of key personnel.

         As part of its revised mortgage banking business model, Guaranty sold its residential mortgage loan servicing for others portfolio in 2001 for approximately $900,000. The transfer of the loan servicing, which was completed in October 2001, resulted in a gain of approximately $9,000. With the present practice of selling most residential mortgage loans on a servicing released basis, Guaranty will not accumulate mortgage loan servicing rights as a by-product of its mortgage lending business. Generally, the value of servicing rights moves inversely with the value of interest bearing securities as market interest rates change. Guaranty has found that the value of servicing rights is extremely sensitive to changes in market interest rates, but tends to fall faster as interest rates decline creating volatility in net earnings. Increases and decreases in the value of servicing rights are treated as income or expense. Because Guaranty cannot control or predict changes in the value of servicing rights or the rate of amortization as loans prepay, it decided to exit the mortgage loan servicing business.

Non-Interest Expenses

         Non-interest expenses decreased $98,000 from $8.5 million for the year ended December 31, 2002 to $8.4 million for the year ended December 31, 2003. Occupancy expenses decreased $75,000, due to the net effect of closing two branches early in the year and opening only one, more efficient use of third party vendors who provide grounds maintenance services, and lower depreciation expense. This favorable variances was offset by professional fees, for increased legal fees relating to commercial loan workouts, including substantial fees associated with the fraudulent activity of one commercial borrower. .

         Non-interest expenses decreased by 8.3% to $8.5 million for the year ended December 31, 2002, compared to $9.3 million for the prior year. Personnel expenses decreased by $250,000, due partially to the strategic re-alignment of several departments, which lowered overall headcount, coupled with the lack of severance costs and recruiting expenses that were incurred in the prior year as the result of turnover in management. Occupancy costs decreased by $244,000, as certain assets became fully depreciated ($171,000 decrease in depreciation expense), and rental expense decreased by approximately $40,000.

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

         The following table summarizes the main components of non-interest expense.

                                                                                  Year Ended December 31,
----------------------------------------------------------------------------------------------------------------------------
Non-Interest Expense                                              2003                     2002                  2001
----------------------------------------------------------------------------------------------------------------------------
 (Dollars in thousands)
Personnel                                                        $4,545                   $4,561                $4,811
Occupancy                                                         1,093                    1,168                 1,412
Data Processing                                                   1,124                    1,158                 1,153
Marketing                                                           161                      159                   211
Professional fees                                                   338                      294                   385
Other                                                             1,148                    1,168                 1,301
----------------------------------------------------------------------------------------------------------------------------
Total                                                            $8,409                   $8,508                $9,273
----------------------------------------------------------------------------------------------------------------------------

Income Taxes

         Income tax expense for the years ended December 31, 2003, 2002 and 2001, was $892,000, $814,000 and $267,000, respectively. The increases are a direct result of earnings levels for the respective year-ends. The effective income tax rate was 31.4% and 31.6% for the years ended December 31, 2003 and 2002, respectively, as the increase in cash surrender value of BOLI is a non-taxable item and therefore reduces Guaranty's overall effective tax rate. The effective tax rate was 34.0% for the year ended December 31, 2001.

Sources of Funds

Deposits

         Deposits have traditionally been the principal source of Guaranty's funds for use in lending and for other general business purposes. In addition to deposits, Guaranty derives funds from loan repayments, cash flows generated from operations, repurchase agreements entered into with commercial banks and Federal Home Loan Bank ("FHLB") of Atlanta advances. Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and the related cost of such funds have varied widely. Borrowings may be used to compensate for reductions in deposits or deposit-inflows at less than projected levels and have been used on a longer-term basis to support expanded lending activities.

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

         At December 31, 2003, deposits totaled $175.2 million, a $3.9 million, or 2.3% increase over the same date in the prior year. In its continuing effort to reduce reliance on high cost sources of funds, Guaranty continues to direct efforts towards attracting lower cost transaction accounts. Low cost transaction and savings accounts comprise 69.0% of total deposits as of December 31, 2003, compared to $58.7% as of December 31, 2002 and 41.1% as of December 31, 2001.

         At December 31, 2002, deposits were $171.3 million, a 14.6% decline from $200.6 million at December 31, 2001.

         The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by Guaranty at the dates indicated.

December 31,                                                      2003                     2002                   2001
------------------------------------------------------------------------------------------------------------------------------------

(Dollars in thousands)

Demand deposit accounts                                        $ 62,170                 $ 53,498               $ 47,570
Statement savings account                                        13,404                   12,812                 12,992
Money market accounts                                            45,226                   34,445                 22,394
30-to-180-day certificates                                        5,172                    3,326                  1,427
Seven to eleven month certificates                                  441                      856                  6,404
One-to-five year fixed-rate certificates                         42,229                   62,857                105,608
Eighteen-month prime rate certificates                            6,542                    3,465                  4,237
------------------------------------------------------------------------------------------------------------------------------------
Total                                                          $175,184                 $171,259               $200,632
------------------------------------------------------------------------------------------------------------------------------------

         The following table contains information pertaining to the average amount of and the average rate paid on each of the following deposit categories for the periods indicated.

------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                    2003                         2002                   2001
                                                              Average                      Average                   Average
                                                Average        Rate         Average         Rate         Average      Rate
(Dollars in thousands)                          Balance        Paid         Balance         Paid         Balance      Paid
------------------------------------------------------------------------------------------------------------------------------------

Non-interest bearing demand deposits          $ 26,306           0.00%     $ 22,879          0.00%      $ 18,755      0.00%
Interest bearing demand deposits                70,511           0.60        51,921          0.90%        44,514      2.06%
Savings deposits                                12,833           0.21        13,103          0.53%        11,643      1.67%
Time deposits                                   58,309           1.88        89,635          3.27%       139,438      5.61%
------------------------------------------------------------------------------------------------------------------------------------
Total deposits                                $167,959            0.92%    $177,538          1.95%      $214,350      4.17%
------------------------------------------------------------------------------------------------------------------------------------

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

         The following table sets forth the deposit flows of Guaranty during the periods indicated.

Year Ended December 31,                                           2003                     2002                   2001
------------------------------------------------------------------------------------------------------------------------------------

(Dollars in thousands)
Opening balance                                                 $171,259                $200,632               $217,044
Net deposits                                                       2,383                 (32,838)               (25,345)
Interest credited                                                  1,542                   3,465                  8,933
------------------------------------------------------------------------------------------------------------------------------------
Ending balance                                                  $175,184                $171,259               $200,632
------------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease)                                           $3,925               $ (29,373)             $ (16,412)
Percent increase (decrease)                                         2.29%                (14.64%)                (7.56%)
------------------------------------------------------------------------------------------------------------------------------------

         The following table indicates the amount of Guaranty's certificates of deposit by time remaining until maturity as of December 31, 2003.

                                                                                  Maturity
------------------------------------------------------------------------------------------------------------------------------------
                                                3 Months        Over 3 to         Over 6 to           Over
                                                 or less        6 months          12 months         12 months           Total
------------------------------------------------------------------------------------------------------------------------------------

(Dollars in thousands)
Certificates of deposit less than $100,000     $ 11,753         $ 7,758          $ 17,558          $  5,537         $42,606
Certificates of deposit of $100,000 or more       5,239             894             3,760             1,885          11,778
------------------------------------------------------------------------------------------------------------------------------------
Total of certificates of deposits              $ 16,992         $ 8,652          $ 21,318          $  7,422         $54,384
------------------------------------------------------------------------------------------------------------------------------------

Borrowings

         As a member of the FHLB of Atlanta, Guaranty is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Atlanta may prescribe the acceptable uses to which these advances may be put, as well as the size of the advances and repayment provisions. The advances are collateralized by Guaranty's investment in FHLB stock and certain mortgage loans. See the Notes to Consolidated Financial Statements for information regarding the maturities and rate structure of Guaranty's FHLB advances. At December 31, 2003, Guaranty had $3 million in outstanding borrowings from the FHLB compared to zero and $1 million outstanding at the end of the prior two years, respectively.

         Guaranty has also used securities sold under agreements to repurchase, with mortgage-backed securities or other securities pledged as collateral. The proceeds have been used for general corporate purposes. Guaranty did not use securities sold under agreements to repurchase during the calendar years 2003 or 2002.

         Guaranty uses borrowings to supplement deposits when they are available at a lower overall cost to Guaranty or they can be invested at a positive rate of return.

         The following table sets forth the maximum month-end balances, average balances and weighted average rates of FHLB advances and securities sold under agreements to repurchase for the periods indicated.

------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                  2003                      2002                        2001
------------------------------------------------------------------------------------------------------------------------------------

(Dollars in thousands)
Maximum Balance:
  FHLB advances                                         $5,000                    $15,000                     $18,000
  Securities sold under
   agreements to repurchase                                  -                          -                           -
------------------------------------------------------------------------------------------------------------------------------------

                                                              Weighted                   Weighted                   Weighted
                                                  Average      Average       Average      Average       Average      Average
                                                  Balance       Rate         Balance       Rate         Balance       Rate
------------------------------------------------------------------------------------------------------------------------------------
  FHLB advances                                     $760        1.32%        $6,136         1.96%       $4,608         5.14%
  Securities sold under
   agreements to repurchase                            -            -             -             -            -             -
------------------------------------------------------------------------------------------------------------------------------------


         The following table sets forth the balances of Guaranty's short-term borrowings at the dates indicated.

 December 31,                                              2003                         2002                   2001
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)

FHLB advances                                            $3,000                         -                     $1,000

Weighted average interest rate of
   short-term FHLB advances                                1.24%                        -                       2.13%
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

         At December 31, 2003, cash and cash equivalents were approximately $11.8 million, which was a decrease of $3.6 million over the prior year. Operating activities provided approximately $786,000, predominantly generated by the sale of loans. Investing activities absorbed approximately $15.2 million in cash, primarily with the purchase of agency and mortgage-backed securities. Cash generated by financing activities partially offset the cash absorbed by investing activities by approximately $10.9 million, which represents the increase in deposits that occurred due to a continued effort to increase low-cost deposits, offset by the cash paid to redeem the Trust Preferred Securities.

         At December 31, 2002 cash and cash equivalents were approximately $15.4 million, which was an increase of $3.0 million over the prior year. Operating activities provided approximately $13.7 million, predominantly generated by the sale of loans. Investing activities provided approximately $19.8 million in cash, primarily through the sale of corporate bonds, in an effort to reduce the market risk of long-term bonds previously held. Cash absorbed through financing activities offset the cash generated by operating and investing activities by approximately $30.6 million, which represents the decrease in deposits that occurred, largely due to decreased certificate of deposit rates.

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

         Guaranty uses its sources of funds primarily to meet operating needs, to pay deposit withdrawals and fund loan commitments. At December 31, 2003, total approved loan commitments were $7.6 million. In addition, at December 31, 2003, commitments under unused lines of credit were $52.5 million. Certificates of deposit scheduled to mature or re-price in one year or less at December 31, 2003 totaled $46.9 million.

         Management intends to fund anticipated loan closings and operating needs during 2004 through cash on hand, cash generated from operations and anticipated increases in deposits. Current and anticipated marketing programs will be primarily targeted at the attraction of lower cost transaction accounts.

         The following summarizes Guaranty's contractual cash obligations and commercial commitments, including maturing certificates of deposit, as of December 31, 2003 and the effect such obligations may have on liquidity and cash flows in future periods.

                             Contractual Obligations
------------------------------------------------------------------------------------------------------------------------------------
                                                Less Than          2-3               4-5             Over 5
                                                One Year          Years             Years             Years           Total
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Certificate of deposit maturities (1)         $  46,962        $  5,739          $  1,674         $       9        $ 54,384
Undisbursed credit lines                         52,550               -                 -                 -          52,550
Commitments to extend credit                      7,593               -                 -                 -           7,593
Standby letters of credit                         3,899               -                 -                 -           3,899
------------------------------------------------------------------------------------------------------------------------------------
Total obligations                              $111,004        $  5,739          $  1,674         $       9        $118,426
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

         Guaranty and the Bank are subject to regulatory capital requirements of the Federal Reserve. At December 31, 2003, Guaranty and the Bank exceeded all such regulatory capital requirements as shown in the following table.

                                                                                           December 31, 2003
----------------------------------------------------------------------------------------------------------------------------
                                                                          Guaranty Financial                Guaranty
                                                                              Corporation                     Bank
----------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Tier 1 Capital:
   Common stock                                                                 $ 2,491                       $ 2,000
   Capital surplus                                                                9,238                         3,729

   Retained earnings                                                              8,484                        14,201
----------------------------------------------------------------------------------------------------------------------------
     Total Tier 1 Capital                                                        20,213                        19,930
----------------------------------------------------------------------------------------------------------------------------

Tier 2 Capital:
   Allowance for loan losses (1)                                                  1,993                         1,993

----------------------------------------------------------------------------------------------------------------------------
     Total Tier 2 Capital                                                         1,993                         1,993
----------------------------------------------------------------------------------------------------------------------------
       Total Risk Based Capital                                                $ 22,206                      $ 21,923
----------------------------------------------------------------------------------------------------------------------------

Risk Weighted Assets                                                           $159,470                      $159,470

Capital Ratios:
   Tier 1 Risk-based                                                             12.68%                        13.75%
   Total Risk-based                                                              13.93%                        12.50%
   Tier 1 Capital to average adjusted total assets                               10.27%                        10.12%
----------------------------------------------------------------------------------------------------------------------------

(1) Limited to 1.25% of risk weighted assets.

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

Recent Accounting Pronouncements

         In October 2002, the FASB issued SFAS 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. This statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets required as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor - and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. The adoption of SFAS 147 did not have an effect on the financial statements.

         SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities", issued in April 2003, amends Statement No. 133 for decisions made by the Derivatives Implementation Group, in particular the meaning of an initial net investment, the meaning of underlying and the characteristics of a derivative that contains financing components. Presently, the Bank has no derivative financial instruments and, consequently, the adoption of the Statement had no effect on its financial statements.

         SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", was issued in May 2003. Under this Statement, certain freestanding financial instruments that embody obligations for the issuer and that are now classified in equity, must be classified as liabilities (or as assets in some circumstances). Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. However, the effective date of the Statement's provisions related to the classification and measurement of certain mandatory redeemable non-controlling interests has been deferred indefinitely by the FASB, pending further Board action. Presently, the Bank has no financial instruments that come under the scope of the Statement and, therefore, believes that adoption of the new Statement will have no impact on its financial statements.

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", to provide guidance on the identification of entities controlled through means other than voting rights. FIN No. 46 specifies how a business enterprise should evaluate its interests in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. The adoption of FIN No. 46 is not expected to have a significant effect on the Bank's financial statements.

         In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No.
123. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We do not expect the adoption of SFAS 148 to have an effect on our financial statements.

         In December 2003, the FASB issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This SOP, among other things, no longer allows financial institutions to record an allowance for loan losses, related to credit quality, when they purchase loans, including through a purchase business acquisition. The SOP is effective, on a prospective basis, for loans acquired in fiscal years beginning after December 31, 2004. We do not expect the adoption of SOP 03-3 to have an effect on our financial statements.


Subsidiary Activities

         Guaranty has two subsidiaries, the Bank and Guaranty Capital Trust I (the "Trust"). The Trust was formed on April 29, 1999 and was the holder of the trust preferred securities, which were sold for $6,900,000 in 1999 and redeemed in full in 2003. See Notes to the Consolidated Financial Statements for information regarding the terms and redemption of the securities. The Bank has two wholly owned subsidiaries, GMSC, Inc. ("GMSC") and Guaranty Investments Corporation ("GICO"). GMSC is a financing subsidiary through which Guaranty formed a Real Estate Mortgage Investment Conduit ("REMIC"). Guaranty sells non-deposit investment products through GICO. GICO had a net income (loss) of $73,000, $560 and $53,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

         In 1987, Guaranty formed GMSC and entered into a REMIC in order to create liquidity. Guaranty utilized the REMIC to pool $19.9 million of fixed rate mortgages into mortgage backed securities, which were used as collateral for bonds sold to private investors. The bonds bore a coupon of 8% and were sold at a discount and costs of issuance of approximately $3.3 million. The bonds' discount and issuance costs are amortized against income as mortgages underlying the bonds repay. During 2003, Guaranty prepaid the bonds, eliminating the liability associated with the REMIC. For the years ended December 31, 2003, 2002 and 2001, amortization expense was $66,000, $44,000 and $36,000, respectively. The amortization of the REMIC expenses is treated as interest expense.

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

Caution About Forward Looking Statements

         We make forward looking statements in this annual report that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words "believes," "expects," "may," "will," "should," "projects," "contemplates," "anticipates," "forecasts," "intends," or other similar words or terms are intended to identify forward looking statements.

         These   forward   looking   statements   are  subject  to   significant
uncertainties because they are based upon or are affected by factors including:

o        changes in general economic and business conditions in our market area;

o        changes in interest rates and interest rate policies;

o risks inherent in making loans such as repayment risks and fluctuating collateral values;

o competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

o the ability to successfully manage our growth or implement our growth strategies if we are unable to identify attractive markets, locations or opportunities to expand in the future;

o        maintaining capital levels adequate to support our growth;

o maintaining cost controls and asset qualities as we open or acquire new branches and/or merger with another entity;

o reliance on our management team, including our ability to attract and retain key personnel;

o        the successfulmanagement of interest rate risk;

o        problems with technology utilized by us, and

o        changes in banking and other laws and regulations applicable to us.

         Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward looking statements. In addition, our past results of operations do not necessarily indicate our future results.



Item 7.           Financial Statements.

         The following financial statements are filed as a part of this report following Item 14 below:

         Report of Independent Certified Public Accountants
         Consolidated Balance Sheets as of December 31, 2003 and 2002 Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001
         Consolidated Statements of Comprehensive Income for the years ended December 31, 2003, 2002 and 2001
         Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001
         Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
         Summary of Accounting Policies
         Notes to Consolidated Financial Statements


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There  were  no  changes  in  or  disagreements   with  accountants  on
accounting and financial disclosure during the last two fiscal years.


Item 8A. Controls and Procedures.

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

         An evaluation of the effectiveness of the design and operation of Guaranty's disclosure controls and procedures, as of the end of the period covered by this report, was carried out under the supervision and with the participation of Guaranty's management, including the chief executive officer and chief financial officer. Based on and as of the date of such evaluation, these officers concluded that Guaranty's disclosure controls and procedures were effective.

         Guaranty also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. There were no changes in Guaranty's internal control over financial reporting identified in connection with the evaluation of it that occurred during Guaranty's last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.

Directors

         Henry J. Browne, 71, has been a director since 1981. Mr. Browne is an architect in private practice with a studio in Boca Grande, Florida.

         Douglas E. Caton, 61, has been a director since 1981 and has been Chairman of Guaranty's Board of Directors since 1989. Mr. Caton is Chief Executive Officer of Management Services Corporation, a regional commercial real estate management, construction and development company. A combat veteran of the Vietnam War, Mr. Caton retired as a Major General in the United States Army Reserve. He is a member of the Board of Governors of both St. Margaret's School in Tappahannock, Virginia, and The Miller School of Albemarle, Virginia.

         William E. Doyle, Jr., 51, has been a director since 2001. Mr. Doyle has been Guaranty's President and Chief Executive Officer since May 2001. From November 1997 to May 2001, he was Senior Vice President, Mortgage and Retail Services, of The Middleburg Bank. Mr. Doyle is a member of the Board of Directors of the United Way - Thomas Jefferson Area, Martha Jefferson Medical Enterprises, VBA Management Services Corporation and VBA Benefits Corporation.

         Jason I. Eckford, Jr., 74, has been a director since 1999. Mr. Eckford is President of Eckford Financial Services, a financial consulting business in Charlottesville, Virginia. He had a 36-year career in commercial and trust banking in the Charlottesville area and currently serves on the boards of the Martha Jefferson House, the Charlottesville and University Symphony Orchestra, and the Coastal Lumber Company.

         W. Bradford Eure, 47, was appointed a director in 2003. Mr. Eure is the President and General Manager of Eure Communications, Inc., which owns and operates WINA, WQMZ and WWWV. He serves as a board member of the National Association of Broadcasters and is past president of the Virginia Association of Broadcasters.

         Harry N. Lewis, 76, has been a director since 1981, has served as Chairman of the Board of Directors, and currently serves as Vice Chairman, a position he has held since 1989. Mr. Lewis retired as President of Lewis Insurance Agency, an insurance sales company, and as owner of O'Neill Mortgage Corp, a mortgage company, both in Charlottesville, Virginia.

         Patrick J. McCann, 47, was appointed a director in 2003. Mr. McCann is a principal in Virginia CFO Services, LLC, a financial management consulting firm. From January 1998 through January 2000, Mr. McCann was Senior Financial Officer for NationsBank-Florida. He has been involved in the banking industry for over 20 years, where he served in a variety of financial capacities, including Chief Financial Officer, Director of Finance and Controller. His background and experience qualify him as an audit committee financial expert, according to the standards promulgated by Sarbanes-Oxley Act of 2002.

         John R. Metz, 66, has been a director since 1981. Mr. Metz is a retired pharmacist and also retired from the United States Air Force and Air National Guard in 1995 with the rank of Brigadier General. He is a member and past president of the Board of Directors of the Virginia Pharmacists

Association Research and Education Foundation and is a member of the Board of Directors of the Northwestern Virginia Health Systems Agency.

         James R. Sipe, Jr., 48, has been a director since 1996. Mr. Sipe is an Associate Broker with Coldwell Banker Funkhouser Realtors and Coldwell Banker Commercial Funkhouser Realtors, real estate sales companies in Harrisonburg, Virginia. Mr. Sipe is a member of the Board of Directors of the James Madison University Duke Club, a member of the Emmanuel Episcopal Church Construction and Renovation Committee and currently serves as president of the Harrisonburg Rockingham Association of Realtors.

         Oscar W. Smith,  Jr., 73, has been a director  since 1981. Mr. Smith is
President  of  K-B  Management  Co.,  a  real  estate  investment   company,  in
Charlottesville, Virginia.

Executive Officers Who Are Not Directors

         Tara Y. Harrison, 35, has been Vice President and Chief Financial Officer since January 2003. From December 2000 to January 2003, she was Director of Internal Audit for Guaranty. Ms. Harrison was Director of Finance and Controller for Comdial Corporation from February 1999 through December 2000 and, prior to that, was with Deloitte & Touche LLP in their Richmond office, where she most recently held the position of Senior Manager.

         Richard L. Saunders, 50, has been Senior Vice President and Chief Credit Officer since February 2000. From June 1998 to February 2000, he was Vice President and a commercial banker of Guaranty and, from April 1996 to June 1998, he was Vice President and a business banker with Jefferson National Bank and its successor, Wachovia Bank. Mr. Saunders also acted as Guaranty's chief executive officer from March 2001 to May 2001.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Guaranty's directors and executive officers, and any persons who own more than 10% of the outstanding shares of Common Stock, to file with the SEC reports of ownership and changes in ownership of Common Stock. Directors and executive officers are required by SEC regulation to furnish Guaranty with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such reports furnished to Guaranty or written representation that no other reports were required, Guaranty believes that, during fiscal year 2003, its executive officers and directors were in compliance with the applicable regulations.

Audit Committee Financial Expert

         The Board of Directors has determined that Patrick J. McCann qualifies as an audit committee financial expert as defined by the regulations of the Securities and Exchange Commission.

Code of Ethics

         The Board of Directors has not approved a Code of Ethics for Guaranty's senior officers who have financial responsibilities that covers all items contemplated by the disclosure requirements of the Securities and Exchange Commission. Guaranty expects that such a Code will be adopted if the merger with Union Bankshares Corporation is not completed. The Bank, however, has a code of ethics for all of its officers and employees that promotes the highest standards of ethical conduct.

Item 10. Executive Compensation

Summary of Cash and Certain Other Compensation

         The following table shows, for the fiscal years ended December 31, 2003, 2002 and 2001, the cash compensation paid by Guaranty, as well as certain other compensation paid or accrued for those years, to the named Executive Officers in all capacities in which they served.

                           Summary Compensation Table

                                                 Annual Compensation                   Long-Term Compensation
                                                 -------------------                   ----------------------

                                                                                  Securities
           Name and                                             Other Annual      Underlying        All Other
      Principal Position       Year   Salary ($)  Bonus ($)   Compensation ($)     Options     Compensation ($)(1)
      ------------------       ----   ----------  ---------   ----------------     -------     -------------------

  William E. Doyle, Jr.        2003     $218,244   $10,000           *              10,000           $7,000
  President and Chief          2002      205,274     --            $60,243 (3)      15,000            5,500
    Executive Officer (2)      2001      118,310     --             47,201 (4)       5,100              --

  Tara Y. Harrison             2003       97,854    5,869             *               --              2,936
  Vice President and Chief
  Financial Officer (5)

  Richard L. Saunders          2003      136,794    8,961             *              2,500            3,681
  Senior Vice President and    2002      118,750    3,563             *             10,000            3,563
    Chief Credit Officer       2001      122,969     --               *                100            3,689

________________

* All benefits that might be considered of a personal nature did not exceed the lesser of $50,000 or 10% of total annual salary and bonus.
(1) Amounts reflect Guaranty's matching contribution under its Section 401(k) retirement plan.
(2)  Mr. Doyle's employment with Guaranty commenced in May 2001.
(3) Amount includes $46,296 in benefits relating to initiation fees and dues for a country club membership, including an allowance for the payment of taxes resulting from the club membership benefit.
(4) Amount includes $33,758 in relocation expenses in connection with the commencement of Mr. Doyle's employment.
(5)  Ms. Harrison became an executive officer of Guaranty in January 2003.

Stock Option Grants

         The following table sets forth for the year ended December 31, 2003, the grants of stock options to the named Executive Officers. Guaranty did not grant any stock options to Ms. Harrison in 2003.

                        Option Grants In Last Fiscal Year

                                                     Percent of Total
                            Number of Securities    Options Granted to
                             Underlying Options    Employees in Fiscal      Exercise or Base
Name                          Granted (#) (1)          Year (%) (2)         Price ($/Share)       Expiration Date
----                          ---------------          ------------         ---------------       ---------------
William E. Doyle, Jr.              10,000                 57.14%                 $13.84              2/27/2013

Richard L. Saunders                 2,500                 14.29%                 $13.45              4/15/2013
__________________

(1) Stock options were granted at or above the fair market value of the shares of Common Stock at the date of grant. Each grant is immediately exercisable.
(2) Options to purchase 17,500 shares of Common Stock were granted to employees during the year ended December 31, 2003.

Option Exercises and Holdings

         The following table sets forth information as to stock option exercises during 2003 and the amount and value of stock options held by the named Executive Officers as of December 31, 2003.

                 Aggregate Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values

                                                                             Number of
                                                                             Securities             Value of
                                                                             Underlying           Unexercised
                                                                        Unexercised Options       In-the-Money
                                                                         at Fiscal Year End    Options at Fiscal
                                                                              (#) (1)           Year End ($) (2)
                                                                        --------------------- ---------------------
                             Shares Acquired on                            Exercisable /         Exercisable/
            Name                  Exercise          Value Realized         Unexercisable         Unexercisable
            ----                  --------          --------------         -------------         -------------
  William E. Doyle, Jr.              --                    --               30,100 / --           $472,710/ --

  Tara Y. Harrison                   --                    --                 50 / --               873 / --

  Richard L. Saunders              5,000                $14,400              12,500/ --           207,000/ --


   (1) Each of these options relates to shares of Common Stock.
   (2) The value of unexercised in-the-money options at fiscal year end was calculated by determining the difference between (i) the fair market value of common stock underlying the options at December 31, 2003 ($25.75) and (ii) the exercise price of the options. All options disclosed in the table were in-the-money as of December 31, 2003.

Directors' Fees

         Directors, excluding directors who are officers of Guaranty, receive fees of $550 for each meeting of the Board of Directors attended and $300 for each Audit, ALCO, Executive and Loan Committee meeting attended. Mr. Caton, who is an ex officio member of all committees and devotes additional time to Guaranty's affairs as Chairman of the Board of Directors, received a fee of $32,500 in the fiscal year ended December 31, 2003, in lieu of any fees for attending Board of Directors and committee meetings.

         Beginning in 2002, Guaranty annually issues 150 shares of Common Stock to each of its active non-employee directors (pro-rated in the first year as a director). Such shares are not issued under any plan of Guaranty, and they are in addition to the cash compensation that the directors receive.

Employment Agreements

         Guaranty and William E. Doyle, Jr. are parties to an employment agreement dated as of May 10, 2001. The agreement provides for Mr. Doyle's service as President and Chief Executive Officer of both Guaranty and Guaranty Bank and provides for a base salary of $195,300, beginning in 2001. In addition, the agreement provides for, at the beginning of his employment, the grant of options to purchase 5,000 shares of Common Stock and, in each of February 2002, 2003 and 2004, the grant of options to purchase 10,000 shares of Common Stock. Each option, which Guaranty grants under the 1991 Incentive Plan, is immediately exercisable, has an exercise price of the fair market value at the date of grant and has a 10-year term. The options are intended to be treated as incentive stock options.

         Under the agreement, if Mr. Doyle's employment is terminated by Guaranty for reasons other than cause or by Mr. Doyle for "good reason" (as defined in the agreement), he will be entitled to receive severance pay equal to one-twelfth of his annual base salary in effect at the time for 36 months or for the remainder of the term of the agreement, whichever is less. If his employment terminates for reasons other than cause or for good reason within one year of a change in control of Guaranty, he will be entitled to severance payments approximately equal to 299% of his annualized cash compensation for the period that precedes the change in control as determined under the Internal Revenue Code of 1986, as amended. If termination of employment due to a change in control had occurred in the year ended December 31, 2003, Mr. Doyle would have been entitled to severance payments amounting to approximately $695,000.

         The agreement also contains a covenant not to compete that is in effect while Mr. Doyle is an officer and employee of Guaranty and for a 12-month period after the termination of employment. The agreement is for a period ending May 31, 2006.

Change of Control Agreements

         Tara Y. Harrison and Richard L. Saunders are each parties with Guaranty to change of control agreements, dated January 16, 2003 and January 2, 2002, respectively. The agreements provide for severance payments approximately equal to one times their annualized cash compensation for the period that precedes the change in control as determined under the Internal Revenue Code of 1986, as amended. If termination of employment due to a change in control had occurred in the year ended December 31, 2003, Ms. Harrison would have been entitled to a severance payment amounting to approximately $60,000 and Mr. Saunders would have been entitled to a severance payment amounting to approximately $102,000.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Management

         The following table sets forth information as of March 1, 2004, regarding the number of shares of Common Stock beneficially owned by each director, each individual named in the Summary Compensation Table below and all current directors and executive officers as a group. Beneficial ownership includes shares, if any, held in the name of the spouse, minor children or other relatives of the individual living in such person's home, as well as shares, if any, held in the name of another person under an arrangement whereby the director or executive officer can vest title in himself at once or at some future time. The address for each of the following individuals is 1658 State Farm Boulevard, Charlottesville, Virginia 22911.

                                                    Common Stock
Name                                           Beneficially Owned (1)                    Percentage of Class
----                                           ----------------------                    -------------------
Henry J. Browne                                         38,587                                  1.93%
Douglas E. Caton                                       325,183                                 16.25%
William E. Doyle, Jr.                                   42,039                                  2.06%
Jason I. Eckford, Jr.                                    2,800                                    *
W. Bradford Eure                                           438                                    *
Tara Y. Harrison                                           436                                    *
Harry N. Lewis                                           5,988                                    *
Patrick J. McCann                                          444                                    *
John R. Metz                                            14,782                                    *
Richard L. Saunders                                     12,500                                    *
James R. Sipe, Jr.                                       3,200                                    *
Oscar W. Smith, Jr.                                     20,874                                  1.04%

All current executive officers and
   directors as a group (12 Persons)                   467,271                                 22.75%
-----------------

* Percentage of ownership is less than one percent of the outstanding shares of Common Stock.
(1) Amounts disclosed include shares of Common Stock that certain individuals have the right to acquire upon the exercise of stock options exercisable within 60 days of March 1, 2004, as follows: Mr. Browne, 800; Mr. Doyle, 40,100; Mr. Saunders, 12,500; and all current executive officers as a group, 53,400.

Security Ownership of Certain Beneficial Owners

         The following table sets forth information as of February 28, 2004, regarding the number of shares of Common Stock beneficially owned by all persons who own five percent or more of the outstanding shares of Common Stock.

                                                    Common Stock
             Name and Address                     Beneficially Owned                    Percentage of Class
             ----------------                     ------------------                    -------------------
Douglas E. Caton                                       325,183                                 16.25%
4 Deer Park
Earlysville, Virginia

J. Sheldon Clark (1)                                   193,737                                  9.68%
1633 Broadway, 30th Floor
New York, New York

Banc Fund V L.P. and (2)                               159,848                                  7.99%
Banc Fund VI L.P.
208 S. LaSalle Street
Chicago, Illinois
-------------------------

(1) In a Schedule 13D/A filed with the Securities and Exchange Commission (the "SEC") on January 24, 2003, John Sheldon Clark reported beneficial ownership of, including sole voting and dispositive power with respect to, 193,737 shares of Common Stock as of that date.
(2) In a Schedule 13G/A filed with the SEC on February 12, 2004, Banc Fund V L.P. reported beneficial ownership of, including sole voting and dispositive power with respect to, 85,909 shares of Guaranty common stock and Banc Fund VI L.P. reported similar beneficial ownership of 73,939 shares of Guaranty common stock, as of December 31, 2003. Banc Fund V L.P. and Banc Fund VI L.P. are under common control and are affiliated with The Bank Funds Company, L.L.C., according to the Schedule 13G/A. The total amount with respect to which these entities have sole voting and dispositive power was 159,848 shares of Guaranty common stock as of December 31, 2003, according to the Schedule 13G/A.

Equity Compensation Plan Information

         The following table sets forth information as of December 31, 2003, with respect to compensation plans under which shares of the Company's Common Stock are authorized for issuance.

                                                                                               Number of Securities
                                                                                               Remaining Available
                                  Number of Securities to Be        Weighted Average           for Future Issuance
         Plan Category             Issued upon Exercise of         Exercise Price of               Under Equity
         -------------             -----------------------         -----------------               ------------
                                     Outstanding Options          Outstanding Options          Compensation Plans 1
                                     -------------------          -------------------          --------------------

Equity Compensation Plans
   Approved by Shareholders
    1991 Amended Incentive                  66,750                       $10.67                       119,250
        Stock Option Plan

Equity Compensation Plans Not
   Approved by Shareholders 2                   --                           --                            --

Total                                       66,750                       $10.67                       119,250
-------------------

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

         There are no legal proceedings to which any director, officer or principal shareholder, or any affiliate thereof, is a party that would be material and adverse to Guaranty.


Item 13. Exhibits and Reports on Form 8-K

         The following documents are attached hereto or incorporated herein by reference as Exhibits:

         (a)      Exhibits

                  2 Agreement and Plan of Reorganization, dated December 18, 2003, by and between Union Bankshares Corporation ("Union") and Guaranty, and a related Plan of Merger, filed as Appendix I to the Proxy Statement/Prospectus included in (and referred to as Exhibit 2 of) Union's Registration Statement on Form S-4, Registration No. 333-112416, filed with the Commission on March 5, 2004, incorporated herein by reference.

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

                  10.3     Form of Change of Control Agreement for Executive
                           Officers.

                  21       Subsidiaries of Guaranty.

                  31.1     Rule 13a-14(a) Certification of Chief  Executive
                           Officer.

                  31.2     Rule 13a-14(a) Certification of Chief  Financial
                           Officer.

                  32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.


         (b) Reports on Form 8-K

                  The Company furnished a Current Report on Form 8-K with the Securities and Exchange Commission on October 23, 2003. The Form 8-K reported Item 12 and attached as an exhibit and incorporated by reference a press release that reported the Company's financial results for the quarter ended September 30, 2003.


Item 14. Principal Accountant Fees and Services

Fees of Independent Public Accountants

Audit Fees

         The aggregate fees billed by BDO Seidman, LLP for professional services rendered for the audit of Guaranty's annual financial statements for the fiscal years ended December 31, 2003 and 2002, and for the review of the financial statements included in Guaranty's Quarterly Reports on Form 10-QSB, and services that are normally provided in connection with statutory and regulatory filings and engagements, for those fiscal years were $84,000 for 2003 and $74,000 for 2002.

Audit Related Fees

         The aggregate fees billed by BDO Seidman, LLP for professional services for assurance and related services that are reasonably related to the performance of the audit or review of Guaranty's financial statements and not reported under the heading "Audit Fees" above for the fiscal year ended December 31, 2003 were $21,000, which included fees related to filing of an S-4, review of the audit committee charter and internal audit plan and audit and report of FHLB collateral verification. During 2002, the Company incurred no audit related fees other than those noted in the preceding paragraph.

Tax Fees

         The aggregate fees billed by BDO Seidman, LLP for professional services for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2003 and December 31, 2002 were $9,000 and $12,000, respectively. During 2003 and 2002, these services generally included preparing corporate tax returns and estimating quarterly payments.


Pre-Approved Services

         The Audit Committee pre-approves all audit, audit-related, tax and other services to be performed by the independent auditors. All such services, as described above, were pre-approved by the Audit Committee, which concluded that the provision of such services by BDO Seidman, LLP was compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

                         Guaranty Financial Corporation
                                       and Subsidiaries














                                               Consolidated Financial Statements
                                            As of December 31, 2003 and 2002 and
                            For the Years Ended December 31, 2003, 2002 and 2001

GUARANTY FINANCIAL CORPORATION
Contents




     Report of Independent Certified Public Accountants                      3

     Consolidated Financial Statements

       Balance Sheets                                                        4

       Statements of Operations                                              5

       Statements of Comprehensive Income                                    6

       Statements of Stockholders' Equity                                    7

       Statements of Cash Flows                                          8 - 9

     Summary of Accounting Policies                                    10 - 15

     Notes to Consolidated Financial Statements                        16 - 28

Report of Independent Certified Public Accountants



To the Board of Directors and Stockholders
Guaranty Financial Corporation
Charlottesville, Virginia

We have audited the consolidated balance sheets of Guaranty Financial Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guaranty Financial Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.





                                                  BDO Seidman, LLP

Richmond, Virginia
January 9, 2004


GUARANTY FINANCIAL CORPORATION
Consolidated Balance Sheets

December 31,                                                                     2003                          2002
--------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents (including interest bearing deposits
   of approximately $5,398,000 and $6,979,000)                          $  11,813,766                 $  15,391,874
Investment securities (Note 1)
   Held-to-maturity                                                        11,459,062                       836,114
   Available for sale                                                       7,901,967                     3,634,150
Investment in Federal Home Loan Bank stock, at cost                           532,000                       947,100
Loans receivable, net (Notes 2 and 9)                                     156,009,221                   163,249,885
Accrued interest receivable                                                   788,374                       909,767
Real estate owned                                                                   -                       397,155
Office properties and equipment, net (Note 3)                               6,371,287                     7,442,935
Other assets (Note 8)                                                       4,101,749                     4,335,896
---------------------------------------------------------------------------------------------------------------------------------
                                                                         $198,977,426                  $197,144,876
---------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Liabilities
   Deposits (Note 4)                                                     $175,184,224                  $171,259,105
   Advances from Federal Home Loan Bank (Note 7)                            3,000,000                             -
   Convertible preferred securities (Notes 11 and 12)                               -                     6,012,500
   Bonds payable (Notes 1 and 6)                                                    -                       359,847
   Accrued interest payable                                                     9,504                        57,801
   Prepayments by borrowers for taxes and insurance                            72,896                       126,802
   Other liabilities                                                          519,901                       721,368
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                         178,786,525                   172,524,923
---------------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Notes 10, 11, 13 and 15)
---------------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity (Notes 12 and 13) Preferred stock, par value $1 per share,
   500,000 shares
      authorized, none issued                                                       -                             -
   Common stock, par value $1.25 per share, 4,000,000 shares
      authorized, 1,992,909 and 1,970,677 shares issued
      and outstanding                                                       2,491,136                     2,463,346
   Additional paid-in capital                                               9,238,003                     9,034,207
   Accumulated other comprehensive loss                                       (22,165)                     (23,007)
   Retained earnings - substantially restricted                             8,483,927                     7,132,907
---------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                 20,190,901                    18,607,453
---------------------------------------------------------------------------------------------------------------------------------
                                                                         $198,977,426                  $197,144,876
---------------------------------------------------------------------------------------------------------------------------------

See accompanying summary of accounting policies and notes to consolidated financial statements.


GUARANTY FINANCIAL CORPORATION
Consolidated Statements of Operations

Year Ended December 31,                                                2003                   2002                   2001
------------------------------------------------------------------------------------------------------------------------------------
Interest income
   Loans                                                            $9,915,739           $11,648,714           $15,451,066
   Investment securities                                               366,218             1,206,296             2,190,541
------------------------------------------------------------------------------------------------------------------------------------
Total interest income                                               10,281,957            12,855,010            17,641,607
-----------------------------------------------------------------------------------------------------------------------------------=

Interest expense
   Deposits                                                          1,542,462             3,464,836             8,932,880
   Borrowings                                                          458,517               691,049               822,993
------------------------------------------------------------------------------------------------------------------------------------

Total interest expense                                               2,000,979             4,155,885             9,755,873
------------------------------------------------------------------------------------------------------------------------------------

Net interest income                                                  8,280,978             8,699,125             7,885,734
Provision for loan losses (Note 2)                                     840,991                99,998               333,467

------------------------------------------------------------------------------------------------------------------------------------
Net interest income after
   provision for loan losses                                         7,439,987             8,599,127             7,552,267
------------------------------------------------------------------------------------------------------------------------------------

Other income
   Mortgage banking income                                           1,419,062               999,168             1,093,393
   Loan and deposit fees and servicing income                          917,191               906,785               830,704
   Net gain on sale of branches                                        939,231                     -                     -
   Increase in cash surrender value of life insurance                  217,164               182,825                     -
   Investment sales commissions                                         10,215               104,298               254,433
   Net gain on sale of securities                                       11,843                20,125                 3,046
   Other                                                               292,970               272,875               324,679
------------------------------------------------------------------------------------------------------------------------------------

Total other income                                                   3,807,676             2,486,076             2,506,255
------------------------------------------------------------------------------------------------------------------------------------

Other expenses
   Personnel                                                         4,544,878             4,560,540             4,810,577
   Occupancy (Note 10)                                               1,093,235             1,167,544             1,411,567
   Data processing (Note 10)                                         1,124,337             1,158,381             1,153,186
   Other                                                             1,646,948             1,621,038             1,897,717
------------------------------------------------------------------------------------------------------------------------------------

Total other expenses                                                 8,409,398             8,507,503             9,273,047
------------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                           2,838,265             2,577,700               785,475

Provision for income taxes (Note 8)                                    891,956               814,258               267,100
------------------------------------------------------------------------------------------------------------------------------------

Net income                                                         $ 1,946,309           $ 1,763,442            $  518,375
------------------------------------------------------------------------------------------------------------------------------------

Basic Earnings Per Share                                              $    .98               $   .89               $   .26
------------------------------------------------------------------------------------------------------------------------------------
Diluted Earnings Per Share                                                 .97               $   .89               $   .26
------------------------------------------------------------------------------------------------------------------------------------

See accompanying summary of accounting policies and notes to consolidated financial statements.


GUARANTY FINANCIAL CORPORATION
Consolidated StatementS of comprehensive income


Year Ended December 31,                                           2003                    2002                      2001
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                     $1,946,309              $1,763,442                 $518,375

Other comprehensive income
      Unrealized gains on securities
        arising during period                                      13,118               1,038,806                  795,429
      Reclassification adjustment for (gains)
        losses included in net income                             (11,843)                (20,125)                 (3,046)
------------------------------------------------------------------------------------------------------------------------------------

    Other comprehensive income,
      before tax                                                    1,275               1,018,681                  792,383

    Income tax expense related to
      items of other comprehensive
      income                                                         (433)               (346,352)                (269,410)
------------------------------------------------------------------------------------------------------------------------------------

    Other comprehensive income,
      net of tax                                                      842                 672,329                  522,973
------------------------------------------------------------------------------------------------------------------------------------

Comprehensive income                                           $1,947,151              $2,435,771               $1,041,348
------------------------------------------------------------------------------------------------------------------------------------
See accompanying summary of accounting policies and notes to consolidated financial statements.





GUARANTY FINANCIAL CORPORATION
Consolidated Statements of Stockholders' Equity

                                                                              Accumulated
                                                           Additional            Other                            Total
                                            Common           Paid-in        Comprehensive      Retained       Stockholders'
                                             Stock           Capital        Income (Loss)      Earnings          Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                $2,452,159       $8,953,230       $(1,218,309)      $4,851,090       $15,038,170
Other comprehensive income                         -                -           522,973                -           522,973
Net income                                         -                -                 -          518,375           518,375
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                 2,452,159        8,953,230          (695,336)       5,369,465        16,079,518
Other comprehensive income                         -                -           672,329                -           672,329
Issuance of Common Stock (Note 13)            11,187           80,977                 -                -            92,164
------------------------------------------------------------------------------------------------------------------------------------
Net income                                         -                -                 -        1,763,442         1,763,442
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002                 2,463,346        9,034,207          (23,007)        7,132,907        18,607,453
Cash dividend                                      -                -                 -        (595,289)         (595,289)
Other comprehensive income                         -                -               842                -               842
Issuance of Common Stock (Note 13)            27,790          203,796                 -                -           231,586
------------------------------------------------------------------------------------------------------------------------------------
Net income                                         -                -                 -        1,946,309         1,946,309
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2003                $2,491,136       $9,238,003         $(22,165)       $8,483,927       $20,190,901
------------------------------------------------------------------------------------------------------------------------------------

See accompanying summary of accounting policies and notes to consolidated financial statements.






GUARANTY FINANCIAL CORPORATION
Consolidated Statements of Cash Flows


------------------------------------------------------------------------------------------------------------------------------------

Year Ended December 31,                                          2003                     2002                    2001
Operating activities
  Net income                                                $  1,946,309             $  1,763,442           $      518,375
  Adjustments to reconcile net income to net cash
   provided (absorbed) by operating activities:
   Provision for loan losses                                     840,991                   99,998                  333,467
   Provision for loss on sale of other real estate owned               -                   86,701-
   Depreciation and amortization                                 455,317                  585,810                1,122,468
   Deferred loan fees                                           (255,957)                (109,386)                 (72,009)
   Net amortization of premiums and accretion of
     discounts                                                    63,211                  134,398                  160,696
   Gain on sale of loans                                      (1,419,062)                (999,168)              (1,249,393)
   Originations of loans held for sale                       (73,952,163)             (45,748,750)             (70,683,960)
   Proceeds from sale of loans                                73,882,883               57,437,524               63,478,428
   Loss (gain) on sale of held to maturity and securities
     available for sale                                          (11,843)                 (20,125)                  (3,046)
   Loss (gain) on disposal of office properties
     and equipment                                               (27,604)                  (7,481)                  (3,036)
   Loss (gain) on sale of real estate owned                       (2,374)                  22,416                        -
   Gain on sale of branch                                       (986,305)                       -                  (79,289)
   Changes in:
     Accrued interest receivable                                 121,393                  335,499                  833,425
     Other assets                                                434,679                  167,924                   87,544
     Accrued interest payable                                    (48,297)                 (79,690)                (256,296)
     Income taxes                                                      -                 (120,548)                 156,510
     Prepayments by borrowers for taxes and insurance            (53,906)                 (37,860)                 (99,311)
     Other liabilities                                          (201,467)                 176,255                     (212)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided (absorbed) by operating activities             785,805               13,686,959               (5,755,639)
------------------------------------------------------------------------------------------------------------------------------------
Investing activities
  Net decrease in loans                                        2,504,748                3,392,299               27,695,518
  Repayments on held to maturity securities                      297,687                  286,302                  229,620
  Purchase of held to maturity securities                    (12,110,000)                (812,434)                (250,000)
  Proceeds from retirement of held to maturity securities      1,400,000                  650,000                  250,000
  Purchase of securities available for sale                   (7,493,337)                       -              (26,000,000)
  Proceeds from sales of securities available for sale         3,200,000               18,378,584               23,683,500
  Sale of FHLB stock                                             415,000                  602,900                        -
  Proceeds from sales of real estate owned                       399,528                  514,451                  830,293
  Improvements to real estate owned                                    -                  (66,337)                       -
  Purchase of bank owned life insurance                                -               (3,000,000)                       -
  Increase in bank owned life insurance                         (217,164)                (213,694)                       -
  Net decrease in cash from sale of branch:
   Proceeds from sale of loans                                 5,446,001                        -                4,358,781
   Sale of deposits                                           (9,983,988)                       -               (7,143,692)
   Proceeds from sale of office properties,
     equipment and land                                        1,652,999                        -                1,057,608
  Origination of mortgage servicing rights                             -                        -                 (331,307)
  Proceeds from sales of mortgage servicing rights, net                -                        -                  825,938
  Purchase of office properties and equipment                   (808,826)              (1,194,301)                (374,986)
  Proceeds from sales of office properties and equipment          57,298                1,289,408                  109,883
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided (absorbed) by investing activities         (15,239,954)              19,827,178               24,941,156
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        (continued)






GUARANTY FINANCIAL CORPORATION
Consolidated Statements of Cash Flows (CONTINUED)


------------------------------------------------------------------------------------------------------------------------------------

Year Ended December 31,                                          2003                     2002                    2001
Financing activities
  Net increase (decrease) in deposits                        $14,677,672             $(29,372,598)            $ (9,101,991)
  Repayment of Federal Home Loan Bank advances               (27,000,000)             (49,000,000)             (62,000,000)
  Proceeds from Federal Home Loan Bank advances               30,000,000               48,000,000               49,000,000
  Payments on bonds payable, including unapplied
   payments                                                     (425,428)                (279,122)                (196,445)
  Redemption of trust preferred securities                    (6,012,500)                       -                        -
  Proceeds from issuance of common stock, net                    231,586                   92,164                        -
  Dividends paid                                                (595,289)                       -                        -
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided (absorbed) by financing activities          10,876,041              (30,559,556)             (22,298,436)
------------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents             (3,578,108)                2,954,581               (3,112,919)
Cash and cash equivalents, beginning of year                  15,391,874               12,437,293               15,550,212
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                       $11,813,766            $  15,391,874              $12,437,293
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

The Federal Deposit Insurance Corporation ("FDIC") is the federal deposit insurance administrator for banks and savings associations. The FDIC has specific authority to prescribe and enforce such regulations and issue such orders as it deems necessary to prevent actions or practices by financial institutions that pose a serious threat to the Bank Insurance Fund.

On December 18, 2003, Guaranty and Union Bankshares Corporation announced the signing of a definitive merger agreement, which was unanimously approved by each board of directors, pursuant to which Union will acquire Guaranty. The merger is dependent on certain regulatory approvals, as well as approval by Guaranty shareholders, and is expected to close in the second quarter of 2004.


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

Reclassifications

Certain reclassifications have been made in the prior year consolidated financial statements and notes to conform to the December 31, 2003 presentation.

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

A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the security. No such declines have occurred.

If any, investments in debt and equity securities classified as trading would be stated at market value. Unrealized holding gains and losses for trading securities would be included in the statement of operations. Guaranty held no securities that were classified as trading as of December 31, 2003 or 2002.

Gains and losses on the sale of securities are determined using the specific identification method.

GUARANTY FINANCIAL CORPORATION
Summary of Accounting Policies (continued)

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

Guaranty had approximately $1,451,000, $332,000 and $14,279,000 of loans held for sale at December 31, 2003, 2002 and 2001, respectively. The estimated market value of these loans exceeded their carrying cost.

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

GUARANTY FINANCIAL CORPORATION
Summary of Accounting Policies (continued)

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

At December 31, 2003 and 2002 Guaranty had no loans that were considered impaired.

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

GUARANTY FINANCIAL CORPORATION
Summary of Accounting Policies (continued)

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

Basic and Diluted Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The basic and diluted weighted average number of shares of common stock outstanding were 1,985,897 and 2,007,399, for 2003 and 1,963,415 for the year ended 2002 and
1,961,727 for the year ended 2001.

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

Year Ended December 31,                                       2003                2002                2001
-------------------------------------------------------------------------------------------------------------------
Net income
  As reported                                           $1,946,309          $1,763,442             $518,375
  Pro forma                                              1,906,132           1,677,417              498,434

Net income per share (diluted)
  As reported                                              $  0.97             $  0.89               $ 0.26
  Pro forma                                                   0.95                0.85                 0.25


The weighted average fair value of options granted during the year ended December 31, 2003 and 2002 was $3.48 and $2.74, respectively.

The fair value of each option granted is estimated on the date of grant using the Black-Sholes option pricing model with the following assumptions used for grants for the year ended December 31, 2003: a risk free interest rate range of 2.69% - 2.95%, depending on the date of grant, dividend yield of 2%, expected weighted average term of 5.0 years, and a volatility of 30%.


Statements of Cash Flows

Cash and cash equivalents include Federal funds sold with original maturities of three months or less. Interest paid was approximately $1,812,000, $4,236,000 and $10,012,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Cash paid for income taxes was approximately $822,000, $811,000 and $380,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Real estate acquired in the settlement of loans was approximately $191,000 and $305,000 for the years ended December 31, 2002 and 2001, respectively. No real estate was acquired in the settlement of loans during the year ended December 31, 2003.

GUARANTY FINANCIAL CORPORATION
Summary of Accounting Policies (continued)

Accounting Pronouncements

In October 2002, the FASB issued SFAS 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB
Interpretation No. 9. This statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets required as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor - and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. The adoption of SFAS 147 did not have an effect on the financial statements.

SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities", issued in April 2003, amends Statement No. 133 for decisions made by the Derivatives Implementation Group, in particular the meaning of an initial net investment, the meaning of underlying and the characteristics of a derivative that contains financing components. Presently, the Bank has no derivative financial instruments and, consequently, the adoption of the Statement had no effect on its financial statements.

SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", was issued in May 2003. Under this Statement, certain freestanding financial instruments that embody obligations for the issuer and that are now classified in equity, must be classified as liabilities (or as assets in some circumstances). Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. However, the effective date of the Statement's provisions related to the classification and measurement of certain mandatory redeemable non-controlling interests has been deferred indefinitely by the FASB, pending further Board action. As a result, the convertible trust preferred securities at December 31, 2002 have been reclassed into the liability section on the balance sheet.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", to provide guidance on the identification of entities controlled through means other than voting rights. FIN No. 46 specifies how a business enterprise should evaluate its interests in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. The adoption of FIN No. 46 is not expected to have a significant effect on the Bank's financial statements.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No.
123. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We do not expect the adoption of SFAS 148 to have an effect on our financial statements.

GUARANTY FINANCIAL CORPORATION
Summary of Accounting Policies (continued)

In December 2003, the FASB issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This SOP, among other things, no longer allows financial institutions to record an allowance for loan losses, related to credit quality, when they purchase loans, including through a purchase business acquisition. The SOP is effective, on a prospective basis, for loans acquired in fiscal years beginning after December 31, 2004. We do not expect the adoption of SOP 03-3 to have an effect on our financial statements.

GUARANTY FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Investment Securities
A summary of the carrying value and estimated market value of investment securities is as follows:

                                                                                  Gross                Gross        Estimated
                                                            Amortized          Unrealized           Unrealized      Market
                                                              Cost              Gains                   Losses        Value
------------------------------------------------------------------------------------------------------------------------------------
December 31, 2003
------------------------------------------------------------------------------------------------------------------------------------
Held to Maturity
  Mortgage-backed securities                              $ 3,320,829           $ 28,169        $          -    $ 3,348,998
  U.S. Government Agency Bonds                              8,138,233              3,340             (19,689)     8,121,884
------------------------------------------------------------------------------------------------------------------------------------
Total Held to Maturity                                     11,459,062             31,509             (19,689)    11,470,882
------------------------------------------------------------------------------------------------------------------------------------
Available for Sale
  Mortgage-backed securities                                5,881,589              2,938            (16,202)      5,868,325
  U.S. Government Agency Bonds                              1,496,712                  -            (20,320)      1,476,392
  Other                                                       557,250                -                     -        557,250
------------------------------------------------------------------------------------------------------------------------------------
Total Available for Sale                                    7,935,551              2,938            (36,522)      7,901,967
------------------------------------------------------------------------------------------------------------------------------------
Total Investment Securities                               $19,394,613           $ 34,447           $(56,211)    $19,372,849
------------------------------------------------------------------------------------------------------------------------------------

December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
Held to Maturity
  Mortgage-backed securities                               $  432,656            $38,152       $           -    $   470,808
  U.S. Treasury Bonds                                         403,458                -                    -         403,458
------------------------------------------------------------------------------------------------------------------------------------
Total Held to Maturity                                        836,114             38,152                   -        874,266
------------------------------------------------------------------------------------------------------------------------------------
Available for Sale
  Corporate bonds                                           3,246,760                  -            (34,860)      3,211,900
  Other                                                       422,250                  -                   -        422,250
------------------------------------------------------------------------------------------------------------------------------------
Total Available for Sale                                    3,669,010                  -            (34,860)      3,634,150
------------------------------------------------------------------------------------------------------------------------------------
Total Investment Securities                                $4,505,124            $38,152           $(34,860)     $4,508,416
------------------------------------------------------------------------------------------------------------------------------------

The amortized cost and estimated market value of available for sale and held to maturity securities at December 31, 2003 by maturity is as follows:

                                                                              Estimated
                                                           Amortized           Market
                                                            Cost               Value
------------------------------------------------------------------------------------------------------------------------------------
Held to Maturity
  Mortgage-backed securities                              $ 3,320,829        $ 3,348,996
  U.S. Government Agency Bonds                              8,138,233          8,121,884
------------------------------------------------------------------------------------------------------------------------------------
Total Held to Maturity                                     11,459,062         11,470,882
------------------------------------------------------------------------------------------------------------------------------------
Available for Sale
    Mortgage-backed securities                              5,881,589          5,868,325
    U.S. Government Agency Bonds                            1,496,712          1,476,392
    Other                                                     557,250            557,250
------------------------------------------------------------------------------------------------------------------------------------
Total Available for Sale                                    7,935,551          7,901,967
------------------------------------------------------------------------------------------------------------------------------------
Total Investment Securities                               $19,394,613        $19,372,849
------------------------------------------------------------------------------------------------------------------------------------

GUARANTY FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Investment Securities (continued)

Gross gains and losses from the sale of securities during the years ended December 31, 2003, 2002 and 2001 were as follows:

                                                      2003                         2002                          2001
                                               Gains        Losses          Gains       Losses            Gains        Losses
------------------------------------------------------------------------------------------------------------------------------------

Held to Maturity                        $          -       $    -    $         -        $    -     $       -    $       -
Available for Sale                            11,843            -         20,125             -         3,046            -
------------------------------------------------------------------------------------------------------------------------------------
Totals                                      $ 11,843       $    -        $20,125        $    -        $3,046    $       -
------------------------------------------------------------------------------------------------------------------------------------

No mortgage backed securities were pledged for bonds payable as of December 31, 2003. Mortgage backed securities of approximately $433,000 as of December 31, 2002, were pledged for bonds payable (Note 6).

2. Loans Receivable
Loans receivable are summarized as follows:

December 31,                                                           2003                             2002
------------------------------------------------------------------------------------------------------------------------------------
Mortgage loans
  Residential                                                        $25,461,644                     $20,118,677
  Commercial                                                           5,974,792                       7,893,953
  Construction and land loans                                         38,012,937                      38,479,836
------------------------------------------------------------------------------------------------------------------------------------

Total real estate                                                     69,449,373                      66,492,466

Commercial business loans                                             67,090,002                      76,651,355
Consumer loans                                                        21,240,813                      22,238,245
------------------------------------------------------------------------------------------------------------------------------------
Total loans receivable                                               157,780,188                     165,382,066
------------------------------------------------------------------------------------------------------------------------------------
Less
  Deferred loan fees (costs), net                                      (240,166)                       (109,911)
  Allowance for loan losses                                            2,011,133                       2,242,092
------------------------------------------------------------------------------------------------------------------------------------
                                                                       1,770,967                       2,132,181
------------------------------------------------------------------------------------------------------------------------------------
                                                                    $156,009,221                    $163,249,885
------------------------------------------------------------------------------------------------------------------------------------



The allowance for loan losses is summarized as follows:                                                   Amount
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                                                         $ 2,396,512
Provision charged to expense                                                                             333,467
Net charge-offs                                                                                        (217,979)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                                                                           2,512,000
Provision charged to expense                                                                              99,998
Net charge-offs                                                                                        (369,906)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                                                                           2,242,092
Provision charged to expense                                                                             840,991
Net charge-offs                                                                                      (1,071,950)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                                                                         $ 2,011,133
====================================================================================================================================

GUARANTY FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Loans Receivable (continued)

Guaranty serviced loans for others aggregating approximately $172,000 and $12.4 million at December 31, 2003 and 2002, respectively. The servicing rights to approximately $189,000,000 in loans were sold and transferred during 2001.

Gains on the sale of loans approximated $1.4 million, $1.0 million and $1.2 million during the years ended December 31, 2003, 2002 and 2001, respectively.

3. Office Properties and Equipment
Office properties and equipment are summarized as follows:

December 31,                                                            2003                             2002
------------------------------------------------------------------------------------------------------------------------------------

Land                                                                  $1,942,371                      $2,817,101
Building and leasehold improvements                                    3,741,316                       4,062,185
Furniture and fixtures                                                 1,241,794                       1,335,238
Equipment                                                              2,837,055                       2,546,040
-----------------------------------------------------------------------------------------------------------------------------------
                                                                       9,762,536                      10,760,564
Less accumulated depreciation
  and amortization                                                     3,391,249                       3,317,629
------------------------------------------------------------------------------------------------------------------------------------
Net office properties and equipment                                   $6,371,287                      $7,442,935
------------------------------------------------------------------------------------------------------------------------------------

4. Deposits
Deposits are summarized as follows:

December 31,                                                           2003                            2002
------------------------------------------------------------------------------------------------------------------------------------
Statement savings accounts                                        $  13,404,288                   $  12,811,611
Demand deposit accounts                                              62,170,098                      53,498,243
Money market accounts                                                45,225,364                      34,444,896
------------------------------------------------------------------------------------------------------------------------------------

                                                                    120,799,750                     100,754,750
------------------------------------------------------------------------------------------------------------------------------------

Time deposits                                                        54,384,474                      70,504,355
------------------------------------------------------------------------------------------------------------------------------------

                                                                   $175,184,224                    $171,259,105
------------------------------------------------------------------------------------------------------------------------------------

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $11,778,000 and $11,390,000 at December 31, 2003 and
2002, respectively.

At December 31, 2003, scheduled maturities of certificates are as follows (rounded to the nearest thousand):

Year Ending December 31,
------------------------------------------------------------------------------------------------------------------------------------
   2004                                                                                              $46,962,000
   2005                                                                                                3,819,000
   2006                                                                                                2,569,000
   2007                                                                                                1,025,000
   2008 and thereafter                                                                                     9,000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     $54,384,000
------------------------------------------------------------------------------------------------------------------------------------

GUARANTY FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Fair Value of Financial Instruments

The estimated fair values of Guaranty's financial instruments are as follows:

December 31,                                                         2003                                  2002
------------------------------------------------------------------------------------------------------------------------------------
                                                        Carrying             Fair             Carrying            Fair
                                                         Amount              Value             Amount             Value
------------------------------------------------------------------------------------------------------------------------------------
Financial assets
  Cash and short-term investments                     $11,813,766        $11,814,000       $ 15,391,874       $ 15,392,000
  Securities                                           19,361,029         19,372,849          4,470,264          4,508,000
  Loans, net of allowance for loan losses             156,009,221        155,706,284        163,249,885        164,798,000
Financial liabilities
  Deposits                                            175,184,224        175,285,979        171,259,105        171,729,000
  Advances from Federal Home Loan Bank                  3,000,000          3,000,000                  -                  -
  Bonds payable                                                 -                  -            359,847                N/A


                                                         Notional               Fair         Notional              Fair
                                                          Amount                Value         Amount               Value
------------------------------------------------------------------------------------------------------------------------------------
Unrecognized financial instruments
  Commitments to
   extend credit                                      $60,142,000        $60,142,000        $52,356,000        $52,356,000

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

GUARANTY FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Fair Value of Financial Instruments (continued)

The fair values of all other advances are estimated using discounted cash flow analysis based on Guaranty's current incremental borrowing rate for similar types of advances.

Securities sold under agreement to repurchase

Fixed-coupon reverse repurchase agreements are treated as short-term financings. The carrying value is considered a reasonable estimate of fair value.

Bonds payable

Due to the nature and terms (Note 6) of the bonds payable held by GMSC, Inc. at December 31, 2002, it was not deemed practicable to estimate the fair value.

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

6. Bonds Payable

In October 1987, GMSC, Inc. issued serial bonds (the "Bonds") collateralized by mortgage-backed securities which are treated as a real estate mortgage investment conduit ("REMIC") under the Internal Revenue Code of 1986 for federal tax purposes. The Bonds were secured by an indenture between GMSC, Inc. and the Bank of New York, acting as trustee for the bondholders. The Bonds were redeemed during 2003 and the balances are summarized as follows:

December 31,                                                             2003                           2002
------------------------------------------------------------------------------------------------------------------------------------
Serial Bonds
  Class A-3, maturing January 20, 2019,
   at 8.0%                                                              $      -                        $455,428
  Unapplied payments                                                           -                         (30,000)
------------------------------------------------------------------------------------------------------------------------------------
                                                                               -                         425,428
  Less unamortized discount                                                    -                         (65,581)
------------------------------------------------------------------------------------------------------------------------------------
                                                                        $      -                        $359,847
------------------------------------------------------------------------------------------------------------------------------------

Prior to redemption, the Bonds were repaid in conjunction with the net cash flow from the mortgage-backed securities together with the reinvestment income thereon. As a result, the actual life of the Bonds was less than their stated maturities. Interest was paid as incurred on the Class A-3 Bonds. The indenture also provided for the establishment of two trust accounts to insure the timely payment of interest, debt maturities, trustee and accounting fees and other expenses. The account established for payment of trustee and accounting fees was included in cash on the balance sheet as of December 31, 2002. The account established for payment of interest and debt maturities was netted with cash and bonds payable on the balance sheet as of December 31, 2002.

GUARANTY FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Advances From Federal Home Loan Bank

Information related to borrowing activity from the Federal Home Loan Bank is as follows:

Year Ended December 31,                                                 2003                            2002
------------------------------------------------------------------------------------------------------------------------------------
Maximum amount outstanding during the year                            $5,000,000                     $15,000,000
Average amount outstanding during the year                               760,000                     $ 6,136,000
Average interest rate during the year                                      1.32%                           1.96%

8. Income Taxes

The provision for income taxes as presented in the consolidated statements of operations are as follows:

Year Ended December 31,                                                   2003                 2002                2001
------------------------------------------------------------------------------------------------------------------------------------

Current income tax                                                     $ 683,956            $927,972            $285,743
Deferred income tax expense (benefit)                                    208,000            (113,714)            (18,643)
------------------------------------------------------------------------------------------------------------------------------------
                                                                       $ 891,956            $814,258            $267,100
------------------------------------------------------------------------------------------------------------------------------------

Reconciliations of the provision for income taxes computed at the federal statutory income tax rate to the effective rate follows:

Year Ended December 31,                                                     2003                2002                2001
------------------------------------------------------------------------------------------------------------------------------------

Tax expense at statutory rate                                           $965,010            $876,418            $267,062
Adjustments
  Other                                                                   73,054              62,160                  38
------------------------------------------------------------------------------------------------------------------------------------
                                                                        $891,956            $814,258            $267,100
------------------------------------------------------------------------------------------------------------------------------------

The components of the net deferred income taxes, which is included in other assets in the balance sheet, are as follows:

December 31,                                                                2003                            2002
------------------------------------------------------------------------------------------------------------------------------------
Deferred tax asset
  Bad debt reserves                                                    $ 684,000                       $ 742,000
  REO reserves                                                                 -                          82,000
  Deferred loan fees                                                           -                           7,000
  Available for sale securities                                           11,000                          12,000
  Other                                                                    5,000                          23,000
------------------------------------------------------------------------------------------------------------------------------------
Total deferred tax asset                                                 700,000                         866,000
------------------------------------------------------------------------------------------------------------------------------------
Deferred tax liability
  GMSC REMIC                                                              52,000                          63,000
  Fixed assets                                                           459,000                         405,000
  Other                                                                        -                               -
------------------------------------------------------------------------------------------------------------------------------------
Total deferred tax liability                                             511,000                         468,000
------------------------------------------------------------------------------------------------------------------------------------
Net deferred tax asset                                                 $ 189,000                        $398,000
------------------------------------------------------------------------------------------------------------------------------------

GUARANTY FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Related Party Transactions

In the normal course of business, Guaranty makes loans to directors, officers and other related parties. These loans are made on substantially the same terms as those prevailing at the time for comparable transactions with the other borrowers.

The following is a summary of loan transactions with directors, officers and other related parties:

December 31,                                                                2003                            2002
------------------------------------------------------------------------------------------------------------------------------------

Balance at the beginning of year                                      $2,069,000                        $2,044,000
Additional loans                                                         259,000                           171,000
Loan reductions                                                       (1,847,000)                         (146,000)
------------------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                               $   481,000                        $2,069,000
------------------------------------------------------------------------------------------------------------------------------------

10. Commitments and Contingencies

Guaranty leases office space under operating leases expiring at various dates through 2012. Future minimum rental payments required that have initial or remaining noncancelable terms in excess of one year as of December 31, 2003, are as follows:

Year Ending December 31,
------------------------------------------------------------------------------------------------------------------------------------
2004                                                                   $ 162,056
2005                                                                     141,783
2006                                                                     144,169
2007                                                                     146,630
------------------------------------------------------------------------------------------------------------------------------------
2008 and thereafter                                                      731,206
                                                                      $1,325,844
------------------------------------------------------------------------------------------------------------------------------------

Total rental expense amounted to approximately $197,000, $140,000 and $179,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

GUARANTY FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Convertible Preferred Stock (continued)

In January 2000, Guaranty repurchased 2,500 shares of the cumulative preferred securities at a price of $17.50 per share which resulted in a net gain, recognized in the statement of stockholders' equity, on the repurchase of $10,111. In December 1999, Guaranty repurchased 33,000 shares of the cumulative preferred securities at an average price of $17.97 per share which resulted in a net gain, recognized in the statement of stockholders' equity, on the repurchase of $101,000. In May 2003, Guaranty redeemed 100% of the remaining preferred securities at which time $185,000 of unamortized issuances expenses were written-off.

12.  Stockholders' Equity

The following table represents the Bank's regulatory capital levels.

                                             Amount             Percent          Actual          Actual            Excess
December 31, 2003                           Required           Required          Amount          Percent           Amount
------------------------------------------------------------------------------------------------------------------------------------

Tier 1 risk based                         $ 6,376,000             4.00%         $20,213,000       12.68%         $13,387,000
Total risk based capital                   12,753,000             8.00%          22,206,000       13.93%           9,453,000

                                             Amount             Percent          Actual          Actual            Excess
December 31, 2002                           Required           Required          Amount          Percent           Amount
------------------------------------------------------------------------------------------------------------------------------------
Tier 1 risk based                         $ 6,628,000             4.00%        $24,373,000        14.71%         $17,745,000
Total risk based capital                   13,255,000             8.00          26,447,000        15.96           13,192,000

The ratios which have been established for well-capitalized banks are 6% and 10% for Tier 1 risk based capital and total risk based capital, respectively. Guaranty may not declare or pay a cash dividend, or repurchase any of its capital stock if the effect thereof would cause the net worth of Guaranty to be reduced below the net worth requirement imposed by federal regulations.

Proceeds from the Trust Preferred Securities were contributed to capital of the Bank and are included, to the extent allowed, in the calculation of regulatory capital for the year ended December 31, 2002. No Trust Preferred Securities were outstanding as of December 31, 2003 and therefore, were not included in capital ratio calculations.

On October 26, 2000, Guaranty and the Bank entered into a Written Agreement with the Federal Reserve Bank of Richmond and the Bureau of Financial Institutions of the Commonwealth of Virginia with respect to various operating policies and procedures. The agreement restricted Guaranty from paying dividends or incurring any debt at the holding company level without prior regulatory approval. In addition, the Bank was also prohibited from paying intercompany dividends to Guaranty without prior regulatory approval. Guaranty and the Bank gained formal relief from the Written Agreement in October 2002. Guaranty paid dividends of $595,289 during 2003.

GUARANTY FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Stock Option Plan

Guaranty has a non-compensatory stock option plan (the "Plan") designed to provide long-term incentives to key employees. All options are exercisable upon date of vesting. The following table summarizes options outstanding:

                                                        2003                        2002                       2001
------------------------------------------------------------------------------------------------------------------------------------
                                                              Weighted -                  Weighted -                 Weighted -
                                                               average                     average                    average
                                                              exercise                    exercise                   exercise
                                                 Shares         price        Shares         price      Shares          price
------------------------------------------------------------------------------------------------------------------------------------

Options outstanding at
  beginning of period                             76,012       $10.01        57,912        $12.07      101,900        $14.16
Granted                                           17,500        13.47        47,500          8.59       16,512          8.74
Forfeited                                         (5,762)       14.69       (21,500)        12.45      (60,500)        12.10
Exercised                                        (21,000)        9.52        (7,900)        10.59             -            -
------------------------------------------------------------------------------------------------------------------------------------
Options outstanding at end
  of period                                       66,750        10.67        76,012         10.01       57,912         12.07
------------------------------------------------------------------------------------------------------------------------------------
Options exercisable at end
  of period                                       66,750                     76,012                     48,900
------------------------------------------------------------------------------------------------------------------------------------

14. Employee Benefit Plans

Effective February 16, 1989, Guaranty adopted a 401(k) profit-sharing plan in which all employees are eligible to participate after one year of service and are at least twenty-one years of age. Participants may elect to contribute a percentage of their compensation to the plan. Guaranty may make contributions to the plan at its discretion. Guaranty's contributions are allocated to employee accounts using a systematic formula based on participant compensation. Guaranty contributed approximately $68,000, $67,000 and $60,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

GUARANTY FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Financial Instruments With Off-Balance-Sheet Risk (continued)

Unless noted otherwise, Guaranty does not require collateral or other security to support financial instruments with credit risk.


December 31,                                                                    2003                 2002
------------------------------------------------------------------------------------------------------------------
Financial instruments whose contract
  amounts represent credit risk
   Commitments to extend credit                                              $60,142,000         $52,356,000
   Standby letters of credit written                                           3,899,000           5,054,000


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

16.  Subsequent events

On December 18, 2003, Guaranty and Union Bankshares Corporation announced the signing of a definitive merger agreement, which was unanimously approved by each board of directors, pursuant to which Union will acquire Guaranty. The merger is dependent on certain regulatory approvals, as well as approval by Guaranty shareholders, and is expected to close in the second quarter of 2004.

GUARANTY FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


17. Selected quarterly financial data (Unaudited)

Condensed quarterly financial data is shown as follows:

------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2003
                                                                First            Second               Third            Fourth
(Dollars in thousands except per share data)                   Quarter           Quarter             Quarter           Quarter
------------------------------------------------------------------------------------------------------------------------------------

Total interest income                                          $2,641             $2,607              $2,498         $2,536
Total interest expense                                            598                479                 416            508
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                             2,043              2,128               2,082          2,028
Provision for (credit to) loan losses                              30                979               (198)             30
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
  for loan losses                                               2,013              1,149               2,280          1,998

Other income                                                    1,609                796                 910            493
Other expenses                                                  2,167              2,206               2,278          1,758
------------------------------------------------------------------------------------------------------------------------------------
Income before income tax expense                                1,455               (261)                912            733

Income tax expense (benefit)                                      476               (107)                292            231
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                              $  979            $  (154)             $  620         $  502
------------------------------------------------------------------------------------------------------------------------------------

Basic earnings (loss) per share                                 $0.50             ($0.08)              $0.31          $0.25
------------------------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share                                0.49             ( 0.08)               0.31           0.25
------------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2002
                                                                First            Second               Third            Fourth
(Dollars in thousands except per share data)                   Quarter           Quarter             Quarter           Quarter
------------------------------------------------------------------------------------------------------------------------------------
Total interest income                                          $3,472             $3,313              $3,151         $2,919
Total interest expense                                          1,388              1,121                 901            745
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                             2,084              2,192               2,250          2,174
Provision for loan losses                                          25                 25                  25             25
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
  for loan losses                                               2,059              2,167               2,225          2,149

Other income                                                      634                541                 606            666
Other expenses                                                  2,090              2,087               2,156          2,136
------------------------------------------------------------------------------------------------------------------------------------
Income before income tax expense                                  603                621                 675            679

Income tax expense                                                197                193                 212            212
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                     $  406              $ 428              $  463         $  467
------------------------------------------------------------------------------------------------------------------------------------

Basic and diluted earnings per share                          $  0.21            $  0.22             $  0.23         $ 0.23
------------------------------------------------------------------------------------------------------------------------------------

GUARANTY FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


18. Condensed Financial Information of the Parent Company Only


                   Condensed Statements of Financial Condition
December 31,                                                                            2003                       2002
------------------------------------------------------------------------------------------------------------------------------------

Assets
Investment in subsidiaries, at equity                                               $19,929,419               $24,324,165
Cash                                                                                    283,647                    83,784
Prepaid expenses and other assets                                                             -                   448,437
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    $20,213,066               $24,856,386
------------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
  Other liabilities                                                           $               -         $               -
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                             -                         -
------------------------------------------------------------------------------------------------------------------------------------
Subordinated debt                                                                             -                 6,225,925
------------------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
  Common stock                                                                        2,491,136                 2,463,346
  Additional paid-in capital                                                          9,238,003                 9,034,207
  Retained earnings                                                                   8,483,927                 7,132,908
------------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                           20,213,066                18,630,461
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    $20,213,066               $24,856,386
------------------------------------------------------------------------------------------------------------------------------------


                       Condensed Statements of Operations
Year Ended December 31,                                                                      2003                    2002
------------------------------------------------------------------------------------------------------------------------------------
Income
  Dividends received from bank                                                         $  773,803             $   420,875
------------------------------------------------------------------------------------------------------------------------------------
Total income                                                                              773,803                 420,875
------------------------------------------------------------------------------------------------------------------------------------

Interest expense                                                                         (164,187)               (420,875)
Non-interest expenses                                                                     (31,724)                 (8,531)
------------------------------------------------------------------------------------------------------------------------------------

Income before undistributed
   net income of the Bank                                                                 577,892                  (8,531)
Undistributed net income                                                                1,368,417               1,771,973
------------------------------------------------------------------------------------------------------------------------------------

Net income                                                                             $1,946,309              $1,763,442
------------------------------------------------------------------------------------------------------------------------------------


GUARANTY FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


18. Condensed Financial Information of the Parent Company Only (continued)

                       Condensed Statements of Cash Flows
------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                                      2003                    2002
------------------------------------------------------------------------------------------------------------------------------------

Operating activities
  Net income                                                                           $1,946,309             $1,763,442
  Adjustments:
   Undistributed earnings of the Bank                                                  (1,368,417)            (1,771,973)
   Decrease in prepaid and other assets                                                   448,437                      -
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided (absorbed) by operating activities                                    1,026,329                 (8,531)
------------------------------------------------------------------------------------------------------------------------------------
Investing activities
  Dividends received from Bank                                                          6,786,303                420,875
  Investment in the bank                                                               (1,831,855)              (420,875)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                               4,954,448                      -
------------------------------------------------------------------------------------------------------------------------------------
Financing activities
  Issuance of common stock                                                                231,586                 92,163
  Redemption of trust preferred securities                                             (6,012,500)                     -
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided (absorbed) by financing activities                                   (5,780,914)                92,163
------------------------------------------------------------------------------------------------------------------------------------
Increase in cash                                                                          199,863                 83,632
Cash, beginning of year                                                                    83,784                    152
------------------------------------------------------------------------------------------------------------------------------------
Cash, end of year                                                                   $     283,647          $      83,784


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         GUARANTY FINANCIAL CORPORATION



Date:  April 13, 2004          By:   /s/ William E. Doyle, Jr.
                                     ----------------------------------------
                                     William E. Doyle, Jr.
                                     President and Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                                      Title                                 Date
               ---------                                      -----                                 ----


       /s/ William E. Doyle, Jr.           President and Chief Executive Officer and           April 13, 2004
-------------------------------------
         William E. Doyle, Jr.                             Director
                                                 (Principal Executive Officer)

         /s/ Tara Y. Harrison                       Chief Financial Officer                    April 13, 2004
-------------------------------------
            Tara Y. Harrison                       (Principal Financial and
                                                      Accounting Officer)

         /s/ Douglas E. Caton                        Chairman of the Board                     April 13, 2004
-------------------------------------
            Douglas E. Caton


          /s/ Harry N. Lewis                      Vice Chairman of the Board                   April 13, 2004
-------------------------------------
             Harry N. Lewis


                                                           Director                            April   , 2004
-------------------------------------
            Henry J. Browne


                                                           Director                            April   , 2004
-------------------------------------
         Jason I. Eckford, Jr.


                                                           Director                            April   , 2004
-------------------------------------
            W. Bradford Eure


        /s/ Patrick J. McCann.                             Director                            April 13, 2004
-------------------------------------
           Patrick J. McCann


           /s/ John R. Metz                                Director                            April 13, 2004
-------------------------------------
              John R. Metz


                                                           Director                            April   , 2004
-------------------------------------
           James R. Sipe, Jr.


        /s/ Oscar W. Smith, Jr.                            Director                            April 13, 2004
-------------------------------------
          Oscar W. Smith, Jr.


                                  EXHIBIT INDEX

         Number                            Document
         ------                            --------

         2 Agreement and Plan of Reorganization, dated December 18, 2003, by and between Union Bankshares Corporation ("Union") and Guaranty, and a related Plan of Merger, filed as Appendix I to the Proxy Statement/Prospectus included in (and referred to as Exhibit 2 of) Union's Registration Statement on Form S-4, Registration No. 333-112416, filed with the Commission on March 5, 2004, incorporated herein by reference.

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

         10.3     Form of Change of Control Agreement for Executive Officers.

         21       Subsidiaries of Guaranty.

         31.1     Rule 13a-14(a) Certification of Chief Executive Officer.

         31.2     Rule 13a-14(a) Certification of Chief Financial Officer.

         32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.